Form 10-K405
period 1996-12-31
PHYSICIAN PARTNERS INC
filed 1997-04-07
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to _________


                          Commission file number 333-15595

                            PHYSICIAN PARTNERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                         93-1217068
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)

Address of Principal Executive Offices
Registrant's telephone number, including area code

                          111 SW Columbia Street, Suite 725
                               Portland, Oregon  97201
                                   (503) 224-2249


Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                  Name of Each Exchange on Which Registered
 -------------------                  -----------------------------------------



Securities registered pursuant to Section 12(g) of the Act:


                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days.       Yes        No  X
                                 -----     -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. [x]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                                   $5,769,634

                 Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ________   No ________

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 7,475,174 shares of Class A Common Stock were outstanding as of April 3, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         This report contains only financial statements for fiscal 1996, pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended.

                            PHYSICIAN PARTNERS, INC.
                          INDEX TO FINANCIAL STATEMENTS


1.  PHYSICIAN PARTNERS, INC.

Report of Independent Public Accountants

Balance Sheet as of December 31, 1996

Statement of Operations for the period from inception (June 20, 1996) to December 31, 1996

Statement of Stockholders' Equity for the period from inception (June 20, 1996) to December 31, 1996

Statement of Cash Flows for the period from inception (June 20, 1996) to December 31, 1996

Notes to Financial Statements


2.  HEALTHFIRST MEDICAL GROUP, P.C.:

Report of Independent Public Accountants

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

Notes to Financial Statements


3.  MEDFORD CLINIC, P.C.:

Report of Independent Public Accountants

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

                            PHYSICIAN PARTNERS, INC.
                          INDEX TO FINANCIAL STATEMENTS

4.  THE CORVALLIS CLINIC, P.C.:

Report of Independent Public Accountants

Balance Sheets as of December 31, 1996 and November 30, 1995

Statements of Operations for the thirteen months ended December 31, 1996 and the years ended November 30, 1995 and 1994

Statements of Cash Flows for the thirteen months ended December 31, 1996 and the years ended November 30, 1995 and 1994

Statements of Accumulated Deficit for the thirteen months ended December 31, 1996 and the years ended November, 1995 and 1994

Notes to Financial Statements

                             PHYSICIAN PARTNERS, INC.

                             FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                             TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Physician Partners, Inc.:

We have audited the accompanying balance sheet of Physician Partners, Inc. (a Delaware corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 20, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Partners, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the period from inception (June 20, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  April 3, 1997

                            PHYSICIAN PARTNERS, INC.


                        BALANCE SHEET--DECEMBER 31, 1996


                                     ASSETS
                                     ------

ASSETS:
  Cash                                                                                    $     4,267

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $8,603                                                                       88,387

OTHER ASSETS                                                                                    7,318
                                                                                          -----------
          Total assets                                                                    $    99,972
                                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Payable to clinics                                                                      $    96,953

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock- $0.01 par value; 50,000,000 shares authorized;
    no shares issued or outstanding                                                                 -

  Common stock-

    Class A--Voting; $0.01 par value; 20,000,000 shares authorized;
      138,000 shares issued and outstanding                                                     1,380

    Class B--Voting; $0.01 par value; 30,000,000 shares authorized;
      no shares issued or outstanding                                                               -

  Additional paid in capital                                                                5,007,865

  Stock subscription receivable                                                               (51,030)

  Accumulated deficit                                                                      (4,955,196)
                                                                                          -----------
          Total stockholders' equity                                                            3,019
                                                                                          -----------
          Total liabilities and stockholders' equity                                      $    99,972
                                                                                          ===========


       The accompanying notes are an integral part of this balance sheet.

                            PHYSICIAN PARTNERS, INC.


                             STATEMENT OF OPERATIONS

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996


REVENUES                                                           $      -
                                                                -----------

OFFICER AND DIRECTOR COMPENSATION EXPENSE                           692,820

REORGANIZATION COSTS                                              4,262,395
                                                                -----------
          Operating loss                                         (4,955,215)

OTHER INCOME (EXPENSE)                                                   19
                                                                -----------
          Net loss before income taxes                           (4,955,196)
                                                                -----------
INCOME TAXES                                                              -
                                                                -----------
NET LOSS                                                        $(4,955,196)
                                                                ===========

LOSS PER SHARE                                                 $   (107.39)
                                                                ===========

NUMBER OF SHARES USED IN LOSS PER SHARE CALCULATION                  46,144
                                                                ===========


         The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.


                        STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996


                                Class A
                             Common Stock
                          ------------------    Additional      Stock
                           Number                Paid in     Subscription    Accumulated
                          of Shares   Amount     Capital      Receivable      Deficit          Total
                          ---------   ------     -------      ----------      -------          -----
BALANCE, June 20,
   1996 (inception)               -     $  -       $     -        $   -         $      -       $      -

  Issuance of common
    stock                   138,000    1,380       745,470            -                -        746,850

  Stock subscription
    receivable                    -        -             -      (51,030)               -        (51,030)

  Reorganization
    costs incurred
    by Founding
    Clinics                       -        -     4,262,395            -                -      4,262,395

  Net loss                        -        -             -            -       (4,955,196)    (4,955,196)
                            -------   ------    ----------     --------      -----------    -----------
BALANCE,
  December 31, 1996         138,000   $1,380    $5,007,865     $(51,030)     $(4,955,196)   $     3,019
                            =======   ======    ==========     ========      ===========    ===========


         The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.


                             STATEMENT OF CASH FLOWS

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                $(4,955,196)

  Adjustments to reconcile net loss to net cash used in operating activities-

      Reorganization costs incurred by Founding Clinics                                     4,262,395

      Compensation expense for stock issued to officers and directors                         692,820
                                                                                          -----------
          Net cash provided by operating activities                                                19

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                          (96,990)

  Other assets                                                                                 (7,318)
                                                                                          -----------
          Net cash used in investing activities                                              (104,308)
                                                                                          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of common stock                                                            3,000

  Borrowings from Founding Clinics                                                            105,556
                                                                                          -----------
          Net cash provided by financing activities                                           108,556
                                                                                          -----------
NET CHANGE IN CASH                                                                              4,267

CASH, beginning of period                                                                           -
                                                                                          -----------
CASH, end of period                                                                       $     4,267
                                                                                          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                                     $      -

  Cash paid for income taxes                                                                        -

  Noncash transactions-

    Stock subscriptions receivable                                                             51,030

    Reduction in payable to Clinics related to depreciation                                     8,603

         The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.  BUSINESS AND ORGANIZATION:

Physician Partners, Inc. (PPI), is a Delaware corporation formed on June 20, 1996 for the purpose of effecting a reorganization transaction between PPI and HealthFirst Medical Group, PC, The Corvallis Clinic, PC and The Medford Clinic, PC, (collectively, The Founding Clinics).

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI. As consideration, the stockholders of the existing Founding Clinics received stock of PPI.

An integral part of the reorganization is a 40-year management agreement that calls for PPI to provide physician practice management services to the New PCs. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

See Note 9 for information regarding the pro forma financial effects of the reorganization transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and consists primarily of office equipment and leasehold improvements. Depreciation is computed using the straight-line method over the life of the lease or estimated useful lives, which range from three to seven years. Upon sale or other disposition of assets, the cost and the related accumulated depreciation are removed from the accounts and a gain or loss, if any, is reflected in income.

Income Taxes

PPI accounts for income taxes using the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  REORGANIZATION COSTS:

The Founding Clinics have incurred costs of $4,262,395 related to the reorganization transaction through December 31, 1996. These costs have been treated as expenses in the accompanying financial statements with a contra credit to additional paid-in capital.

Costs to be incurred between December 31, 1996 and February 1, 1997, the effective date of the reorganization transaction, are estimated to be approximately $300,000 and will be accounted for in the PPI financial statements in the same manner as the costs incurred through December 31, 1996.

4.  INCOME TAXES:

A reconciliation between the actual benefit for income taxes for 1996 and the benefit for income taxes at the federal statutory rate is as follows:

Income tax benefit at the federal statutory rate                         $1,734,319
State tax benefit, net of federal tax                                        70,438
Nondeductible reorganization costs                                         (691,256)
Costs allocated to the Founding Clinics for tax purposes                   (432,590)
Valuation allowance                                                        (645,111)
Other                                                                       (35,800)
                                                                         ----------
          Income taxes per financial statements                          $        -
                                                                         ==========

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, are recorded as deferred tax assets and consisted of the following components as of December 31, 1996:

Deductible reorganization costs capitalized for tax
  and expensed for financial reporting purposes                  $ 645,111
Less- Valuation allowance                                         (645,111)
                                                                 ---------
          Net deferred tax assets                                $    -
                                                                 =========

5.  LOSS PER SHARE:

The loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period.

6.  COMMON STOCK TRANSACTIONS:

The Founding Clinics were issued the initial 3,000 shares of PPI Class A common stock for $3,000.

Stock awards aggregating 108,000 shares of PPI were granted to four officers of the Company in October 1996. These awards were initially subject to a three-year vesting requirement. In the case of three of the officers, the vesting requirement was subsequently eliminated. The fourth officer is no longer employed, but will be entitled to retain the stock award as long as the terms of his separation agreement are adhered to. The estimated fair value of these awards in the aggregate amount of $595,080 has been recognized as compensation expense in 1996.

A director of the Company purchased 27,000 shares of PPI Class A common stock for $51,030 in the form of a stock subscription receivable. The price paid for the shares was based upon an independent appraisal. However, the estimated fair value of these shares for accounting purposes exceeded the purchase price by $97,740 and this amount has been recognized as compensation expense in 1996.

7.  STOCK OPTION PLANS:

The reorganization plan included a proposal to establish various stock option plans for PPI employees and directors, as well as providers employed by the new PCs. These plans would reserve a total of 2,500,000 shares of PPI Class A common stock for issuance under the plans. None of these options had been granted as of December 31, 1996.

8.  COMMITMENTS AND CONTINGENCIES:

Several officers of PPI have employment agreements which establish annual compensation levels and also provide for an annual incentive bonuses. In the event the officers are terminated by PPI without cause, they would be entitled to termination benefits equivalent to one year of their base salary, and health and disability insurance for one year.

On August 28, 1996, the Company entered into a seven year lease for office space. Future minimum rental payments under this lease are as follows:

             1997                 $ 87,810
             1998                   87,810
             1999                   87,810
             2000                   87,810
             2001                   87,810
          Thereafter               153,667
                                  --------
             Total                $592,717
                                  ========


There were six shareholders of the Founding Clinics who asserted their dissenters rights. Accordingly, they will be entitled to receive the fair value of the shares they own. In accordance with the Oregon Business Act, fair value for these purposes means the value of the shares immediately before the reorganization transaction was consummated, excluding any value arising from the merger. The fair value of dissenters rights have not yet been determined, however, if such rights are determined to be of significant value, the amount to be paid to dissenters could have a material adverse effect on PPI's financial position and liquidity.

9.  PRO FORMA INFORMATION:

As discussed in Note 1, effective February 1, 1997, the reorganization transaction between PPI and the Founding Clinics was consummated. Substantially all of the assets and liabilities of the Founding Clinics were transferred to PPI as a result of the transaction. Also, an integral part of the reorganization is a 40-year management agreement that calls for PPI to provide physician practice management services to the New PCs.

Summarized unaudited pro forma financial information is presented below. The pro forma balance sheet information is presented as if the reorganization transaction had occurred on December 31, 1996 and the pro forma income statement information is presented as if the transaction had taken place on January 1, 1996.

Pro Forma Unaudited Balance Sheet Information-

        ASSETS:
          Current assets                                        $  25,050,000
          Property, plant and equipment                            45,064,000
          Other assets                                              1,032,000
                                                                -------------
                  Total assets                                  $  71,146,000
                                                                =============

        LIABILITIES:
          Current liabilities                                   $  33,945,000
          Long-term debt and capital lease obligations             28,602,000
          Other long-term liabilities                               6,489,000
                                                                -------------
                  Total liabilities                                69,036,000

        SHAREHOLDERS' EQUITY                                        2,110,000
                                                                -------------
                  Total liabilities and shareholders' equity    $  71,146,000
                                                                =============

Summarized Unaudited Pro Forma Income Statement Information-

        NET REVENUES FROM MANAGEMENT FEES                       $ 115,811,000

        OPERATING EXPENSES                                       (108,641,000)

        OTHER INCOME (EXPENSE)                                     (3,115,000)
                                                                -------------
        INCOME BEFORE INCOME TAXES                                  4,055,000

        INCOME TAXES                                               (1,622,000)
                                                                -------------
        NET INCOME                                              $   2,433,000
                                                                =============
        EARNINGS PER SHARE                                      $         .37
                                                                =============

This pro forma financial information has been prepared by PPI based on the historical financial statements of PPI and the Founding Clinics. The pro forma statement of income reflects the following adjustments to historical results:

a. Elimination of net revenues of Founding Clinics from providing medical services as these revenues will be retained by the New PCs.

b. Elimination of historic costs for provider compensation and benefits as such costs will be the responsibility of the New PCs.

c. Addition of the revenues to be earned by PPI under the terms of the management agreement.

d. PPI's corporate overhead costs were adjusted to reflect the estimated annual cost for its initial year of operations.

e. Elimination of nonrecurring costs related to the reorganization transaction.

f. Elimination of historic income taxes and addition of income taxes based on pro forma pretax income.

g. Shares used in computing earnings per share were 6,638,250 consisting of the current 138,000 outstanding shares of PPI plus the 6,500,250 shares to be issued in connection with the merger.

The pro forma statement of income may not be indicative of actual results if the reorganization transaction had occurred on the dates indicated or which may be realized in the future.

                         HEALTHFIRST MEDICAL GROUP, P.C.

                         FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of HealthFirst Medical Group, P.C.:

We have audited the accompanying balance sheets of HealthFirst Medical Group, P.C. (an Oregon professional corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of HealthFirst's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthFirst Medical Group, P.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 18, 1997

                         HEALTHFIRST MEDICAL GROUP, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                     ------

                                                                                       1996             1995
                                                                                    -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   894,973     $   124,916
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of
    $2,465,000 and $1,562,000 at December 31, 1996 and
    1995, respectively                                                                6,496,945       4,363,353
  Healthcare and other receivables                                                    2,847,813       2,396,299
  Related party receivable                                                               50,183               -
  Income taxes receivable                                                                57,923         167,988
  Inventories of drugs and supplies                                                           -         195,395
  Prepaid expenses and deposits                                                         201,037         281,378
                                                                                    -----------     -----------
          Total current assets                                                       10,548,874       7,529,329
                                                                                    -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $5,768,533 and $3,534,908 at
  December 31, 1996 and 1995, respectively                                           20,361,220      13,422,672

OTHER ASSETS                                                                                  -         122,548
                                                                                    -----------     -----------
          Total assets                                                              $30,910,094     $21,074,549
                                                                                    ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                    $ 1,500,000        $      -
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                       4,662,933       2,958,506
  Drafts payable                                                                              -         164,792
  Accounts payable                                                                    2,122,969       1,373,803
  Accrued expenses                                                                      702,601         241,743
  Accrued healthcare costs                                                            2,936,373         610,190
  Accrued compensation and related expenses                                           3,312,547       1,825,822
  Deferred revenue                                                                      182,745          17,686
  Current deferred tax liability                                                              -       1,844,262
                                                                                    -----------     -----------
          Total current liabilities                                                  15,420,168       9,036,804
                                                                                    -----------     -----------
LONG-TERM DEBT, net of current portion                                                5,065,973       3,711,488
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                     4,265,068               -
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                 3,795,282         627,000
LONG-TERM DEFERRED TAX LIABILITY                                                              -         102,522
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
    Series 1 Class A--Voting; no par value; 800,000 shares authorized; 7,000 and
      5,650 shares issued and outstanding at December 31, 1996 and 1995,
      respectively                                                                      700,000         565,000
    Series 2 Class A--Voting; no par value; 200,000 shares
      authorized; 2,200 and 0 shares issued and outstanding
      at December 31, 1996 and 1995, respectively                                       330,000               -
    Series 3, 4 and 5 Class A--Voting; no par value;
      200,000, 100,000 and 100,000 shares authorized, none
      issued or outstanding at December 31, 1996 and 1995                                     -               -
    Class B--Nonvoting; no par value; 300,000 shares
      authorized; 0 shares issued and outstanding at
      December 31, 1996 and 1995                                                              -               -
  Additional paid-in capital                                                          1,878,968               -
  Retained earnings                                                                   1,149,093       7,201,035
  Notes receivable from stockholders for purchase of stock                             (439,609)       (169,300)
  Unamortized value of restricted stock awards                                       (1,254,849)              -
                                                                                    -----------     -----------
          Total stockholders' equity                                                  2,363,603       7,596,735
                                                                                    -----------     -----------
          Total liabilities and stockholders' equity                                $30,910,094     $21,074,549
                                                                                    ===========     ===========


      The accompanying notes are an integral part of these balance sheets.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             1996            1995            1994
                                                          -----------     -----------     -------

REVENUES:
  Fee-for-service, net                                     $32,314,913      $22,834,493    $18,813,260
  Prepaid healthcare                                        27,800,204       14,817,480     13,463,161
                                                           -----------      -----------    -----------
          Net revenues                                      60,115,117       37,651,973     32,276,421

  Less- Provider compensation and benefits                  21,610,346        9,529,634      8,375,513
                                                           -----------      -----------    -----------
          Net revenue less provider
            compensation and benefits                       38,504,771       28,122,339     23,900,908
                                                           -----------      -----------    -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                       18,156,738       11,736,735      8,613,746
  Purchased medical services                                 9,812,372        4,253,473      3,529,743
  Medical and office supplies                                6,281,140        4,376,539      3,076,359
  General and administrative expenses                        5,114,781        4,490,872      3,199,543
  Lease and rent expense                                     1,572,965          853,232        655,205
  Provision for uncollectible accounts                       1,911,014        1,146,381        935,650
  Depreciation and amortization                              1,566,719          736,097        637,782
                                                           -----------      -----------    -----------
          Total operating expenses                          44,415,729       27,593,329     20,648,028
                                                           -----------      -----------    -----------
          Operating income (loss)                           (5,910,958)         529,010      3,252,880

OTHER INCOME (EXPENSE):
  Interest income                                               99,780           38,820         97,767
  Interest expense                                          (1,413,852)        (188,650)      (185,921)
  Other                                                      1,211,378          120,538        189,064
                                                           -----------      -----------    -----------
          Net income (loss) before provision
            (benefit) for income taxes                      (6,013,652)         499,718      3,353,790
                                                           -----------      -----------    -----------
PROVISION (BENEFIT) FOR INCOME TAXES                        (1,898,953)         207,952      1,416,323
                                                           -----------      -----------    -----------
NET INCOME (LOSS)                                          $(4,114,699)     $   291,766    $ 1,937,467
                                                           ===========      ===========    ===========


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                            Common Stock
                                                                            ---------------------------------------------
                                                                                  Series 1              Series 2
                                                                                   class A              Class A
                                                                            ----------------        ----------------
                                                                             Number                Number
                                                                               of                    of
                                                                             Shares     Amount     Shares    Amount
                                                                             ------     --------   -------   --------
BALANCE, December 31, 1993                                                    4,050     $405,000        -       $   -

  Issuance of common stock                                                    1,000      100,000        -           -
  Redemption of common stock                                                   (100)     (10,000)       -           -
  Repayment of notes receivable from stockholders                                 -            -        -           -
  Net income                                                                      -            -        -           -
                                                                              -----     --------    -----    --------
BALANCE, December 31, 1994                                                    4,950      495,000        -           -

  Issuance of common stock                                                      800       80,000        -           -
  Redemption of common stock                                                   (100)     (10,000)       -           -
  Repayment of notes receivable from stockholders                                 -            -        -           -
  Net income                                                                      -            -        -           -
                                                                              -----     --------    -----    --------
BALANCE, December 31, 1995                                                    5,650      565,000        -           -

  Notes receivable from stockholders acquired from Suburban                       -            -        -           -
  Common stock issued to acquire Suburban                                         -            -    2,200     330,000
  Issuance of common stock                                                    1,400      140,000        -           -
  Redemption of common stock                                                    (50)      (5,000)       -           -
  Repayment of notes receivable from stockholders                                 -            -        -           -
  Costs related to Physician Partners, Inc. transaction                           -            -        -           -
  Net loss                                                                        -            -        -           -
                                                                              -----     --------    -----    --------
BALANCE, December 31, 1996                                                    7,000     $700,000    2,200    $330,000
                                                                              =====     ========    =====    ========





                                                                      Common Stock
                                                                  ------------------

                                                                         Class B
                                                                  -------------------                      Unamortized
                                                                  Number                   Additional        Value of
                                                                    of                      Paid-In        Restricted
                                                                  Shares      Amount        Capital        Stock Awards
                                                                  ------     ---------     -----------     ------------

BALANCE, December 31, 1993                                         1,065     $ 106,508         $     -         $      -

  Issuance of common stock                                             -             -               -                -
  Redemption of common stock                                      (1,065)     (106,508)              -                -
  Repayment of notes receivable from stockholders                      -             -               -                -
  Net income                                                           -             -               -                -
                                                                  ------     ---------      ----------      -----------
BALANCE, December 31, 1994                                             -             -               -                -

  Issuance of common stock                                             -             -               -                -
  Redemption of common stock                                           -             -               -                -
  Repayment of notes receivable from stockholders                      -             -               -                -
  Net income                                                           -             -               -                -
                                                                  ------     ---------      ----------      -----------
BALANCE, December 31, 1995                                             -             -               -                -

  Notes receivable from stockholders acquired from Suburban            -             -               -                -
  Common stock issued to acquire Suburban                              -             -         122,180                -
  Issuance of common stock                                             -             -       1,756,788       (1,254,849)
  Redemption of common stock                                           -             -               -                -
  Repayment of notes receivable from stockholders                      -             -               -                -
  Costs related to Physician Partners, Inc. transaction                -             -               -                -
  Net loss                                                             -             -               -                -
                                                                  ------     ---------      ----------      -----------
BALANCE, December 31, 1996                                             -        $    -      $1,878,968      $(1,254,849)
                                                                  ======     =========      ==========      ===========








                                                                                         Notes
                                                                                       Receivable
                                                                      Retained           From
                                                                      Earnings        Stockholders        Total
                                                                     -----------      ------------     -----------

BALANCE, December 31, 1993                                            $ 4,971,802      $(139,445)      $ 5,343,865

  Issuance of common stock                                                      -       (100,000)                -
  Redemption of common stock                                                    -              -          (116,508)
  Repayment of notes receivable from stockholders                               -         88,189            88,189
  Net income                                                            1,937,467              -         1,937,467
                                                                      -----------      ---------       -----------
BALANCE, December 31, 1994                                              6,909,269       (151,256)        7,253,013

  Issuance of common stock                                                      -        (80,000)                -
  Redemption of common stock                                                    -              -           (10,000)
  Repayment of notes receivable from stockholders                               -         61,956            61,956
  Net income                                                              291,766              -           291,766
                                                                      -----------      ---------       -----------
BALANCE, December 31, 1995                                              7,201,035       (169,300)        7,596,735

  Notes receivable from stockholders acquired from Suburban                     -       (194,597)         (194,597)
  Common stock issued to acquire Suburban                                       -              -           452,180
  Issuance of common stock                                                      -       (140,000)          501,939
  Redemption of common stock                                               (4,000)             -            (9,000)
  Repayment of notes receivable from stockholders                               -         64,288            64,288
  Costs related to Physician Partners, Inc. transaction                (1,933,243)             -        (1,933,243)
  Net loss                                                             (4,114,699)             -        (4,114,699)
                                                                      -----------      ---------       -----------
BALANCE, December 31, 1996                                             $1,149,093      $(439,609)      $ 2,363,603
                                                                      ===========      =========       ===========

        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             1996            1995            1994
                                                          -----------     -----------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(4,114,699)     $   291,766    $ 1,937,467
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities-
      Depreciation and amortization                          1,566,719          736,097        637,782
      Gain on sale of property, plant and
        equipment                                                    -                -        (32,334)
      Provision for deferred income taxes                   (1,935,784)          71,551        330,383
      Compensation expense recognized for
        provider stock awards                                  501,939                -              -
      Changes in operating assets and
        liabilities (excluding assets and
        liabilities purchased from Suburban):
          Patient accounts receivable, net                  (1,380,592)      (1,020,526)      (813,916)
          Healthcare and other receivables                     301,337          568,116       (682,512)
          Related party receivable                             277,817                -              -
          Income taxes receivable                              147,065         (167,988)             -
          Inventories of drugs and supplies                    251,395          (16,336)        33,174
          Prepaid expenses and deposits                        192,341          (78,802)       (10,330)
          Other assets                                         225,281          (50,446)       (31,240)
          Drafts payable                                      (164,792)      (1,579,197)     1,743,989
          Accounts payable                                     431,166          461,312        670,417
          Accrued expenses                                     429,858          (38,539)        94,461
          Income taxes payable                                       -         (358,992)       233,334
          Accrued healthcare costs                             984,184           91,752        109,643
          Accrued compensation and related expenses            668,725          108,182         94,003
          Deferred revenue                                     165,059            2,686          6,700
          Deferred compensation and other
            long-term liabilities                            2,786,282          201,536        (11,197)
                                                           -----------      -----------    -----------
          Net cash provided by (used in) operating
               activities                                    1,333,301         (777,828)     4,309,824
                                                           -----------      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                (3,181,269)      (6,690,661)    (2,469,749)
  Proceeds from sale of property, plant
    and equipment                                                    -                -         40,261
  Purchases of investments                                           -                -     (2,465,167)
  Cash proceeds received from short-term
    investments                                                      -        2,616,566              -
  Cash received in acquisition of Suburban                     231,000                -              -
                                                           -----------      -----------    -----------
          Net cash used in investing activities
                                                            (2,950,269)      (4,074,095)    (4,894,655)
                                                           -----------      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   2,763,537        4,939,909              -
  Proceeds from issuance of line of credit                   1,500,000                -              -
  Principal payments on long-term obligations                 (998,557)         (17,001)       (14,362)
  Proceeds from repayments of notes
    receivable from stockholders                                64,288           61,956         88,188
  Payments for redemption of common stock                       (9,000)         (10,000)      (116,508)
  Cash received from direct financing
    lease obligations                                        1,000,000                -              -
  Costs incurred related to Physician
    Partners, Inc. transaction                              (1,933,243)               -              -
                                                           -----------      -----------    -----------
          Net cash provided by (used in) financing
               activities                                    2,387,025        4,974,864        (42,682)
                                                           -----------      -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  770,057          122,941       (627,513)

CASH AND CASH EQUIVALENTS, beginning of
  year                                                         124,916            1,975        629,488
                                                           -----------      -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                     $   894,973      $   124,916    $     1,975
                                                           ===========      ===========    ===========

                         HEALTHFIRST MEDICAL GROUP, P.C.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                             1996            1995            1994
                                                          -----------     -----------     -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                 $ 1,355,638      $   186,330    $   178,928
    Cash paid for income taxes                                 181,220          445,724      1,012,033
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Notes receivable issued in exchange
      for common stock                                     $   140,000      $    80,000    $   100,000

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231,000 of cash, and liabilities at the date of acquisition are presented below:

Current assets                                                                    $ 2,284,000
Property, plant and equipment                                                       5,325,000
Other long-term assets                                                                 99,000
Current liabilities                                                                (2,833,000)
Long-term liabilities                                                              (4,617,000)
                                                                                  -----------
          Net equity acquired                                                     $   258,000
                                                                                  ===========

Reconciliation to equity accounts:
  Common stock                                                                    $   330,000
  Additional paid-in capital                                                          122,000
  Notes receivable from stockholders                                                 (194,000)
                                                                                  -----------
                                                                                  $   258,000
                                                                                  ===========


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                          NOTES TO FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS:

HealthFirst Medical Group, P.C. (HealthFirst), an Oregon professional corporation, is a multi-specialty medical clinic founded in 1996. In February 1996, The Metropolitan Clinic, P.C. (Metropolitan), founded in 1906, merged with The Suburban Medical Clinic, P.C. (Suburban), founded in 1956. Effective February 1996, Metropolitan changed its name to HealthFirst and Suburban changed its name to HealthFirst Medical Services Organization, P.C. and became a 100% owned subsidiary of HealthFirst. The merger has been accounted for as a purchase of Suburban by Metropolitan in the accompanying financial statements as of and for the year ended December 31, 1996. The December 31, 1996 results include Suburban's operating results from the date of acquisition.

HealthFirst consists of approximately 681 employees and 145 providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology and surgery.

HealthFirst operates clinics in eleven locations in and around Portland, Oregon including: Tualatin, Tigard, Westside, Lake Oswego, Broadway, Northwest Portland, Wilshire, Gateway, Gresham, Hollywood and Powell Valley. A significant change in the demographics of this area may have an adverse impact on the business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

Selected accounting policies are discussed below. Other significant accounting policies regarding revenues, income taxes, professional liability and deferred compensation are discussed in specific notes that follow.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

HealthFirst extends credit to patients covered by commercial insurance, Medicare and Medicaid. HealthFirst manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectible accounts have been made for potential losses, where appropriate.

Inventories of Drugs and Supplies

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. In 1996, HealthFirst began using a just-in-time method with its major supply vendors.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment under capital lease is amortized using straight-line methods over the shorter of the period of the lease term or the estimated useful life of the equipment. Estimated lives are as follows:

Buildings and leasehold improvements                     7-45 years
Furniture and equipment                                  3-15 years

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims. These accrued healthcare cost estimates may vary from actual results and the differences may be significant.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, patient accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to HealthFirst for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

HealthFirst does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Provider Compensation and Benefits

Provider compensation and benefits consists of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  REVENUES:

HealthFirst reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

HealthFirst contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to HealthFirst by the HMO for plan enrollees.

The majority of the HMO contracts are full-risk or modified full-risk contracts. Under a full-risk contract, HealthFirst assumes the obligation of providing all healthcare services to enrollees and is obligated to reimburse outside providers for services rendered to enrollees. Generally, such payments to outside providers are limited to out-of-area services, emergency services and services not currently offered by HealthFirst. Modified full-risk contracts are similar to full-risk contracts except that the HMO is obligated to pay for out-of-area services.

HealthFirst has entered into subcapitation agreements with certain of these outside providers (subprovider). Under these agreements, HealthFirst prepays the subprovider based upon enrollee/participant formulas in which the subprovider assumes the risk of providing patient care. Additional limitations on losses are provided by the payment of stop loss reinsurance premiums and through a percentage limitation on overall savings or losses of the programs.

HealthFirst has accrued the claims associated with services provided by outside providers for which HealthFirst is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare cost in the accompanying financial statements.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. HealthFirst has agreements with third-party payors that provide payments to HealthFirst at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:

                                           Year Ended December 31,
                                    -------------------------------------
                                     1996           1995            1994
                                  -----------    -----------     -------

Fee-for-service, gross             $39,627,729     $29,384,296    $24,173,543
Contractual discounts                7,312,816       6,549,803      5,360,283
                                   -----------     -----------    -----------
Fee-for-service, net               $32,314,913     $22,834,493    $18,813,260
                                   ===========     ===========    ===========


A summary of the most significant fee-for-service arrangements is as follows:

      Medicare

      A significant portion of HealthFirst's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 6%, 8%, and 9% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1996, 1995 and 1994, respectively.

      Medicaid

      Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 1% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1996, 1995 and 1994.

      Other Payors

      HealthFirst has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to HealthFirst under these agreements includes discounts from established charges.

Major Customers

Three customers in 1996 and four customers in 1995 and 1994 represented individually more than 10% of HealthFirst's net revenue as follows:

                                          Year Ended
                                         December 31,
                                      ------------------
                                     1996    1995    1994
                                     ----    ----    ----
Pacificare - Secure Horizons           12%    10%      11%
Pacificare - Commercial                10     11       11
Blue Cross - HMO Oregon                12     16       13
Blue Cross - Commercial                 -     10       10

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                        December 31,
                                                  ------------------------
                                                     1996             1995
                                                 -----------      -----------
Land and land improvements                        $ 2,012,073     $ 1,988,712
Buildings and leasehold improvements               14,755,615       9,796,611
Furniture and equipment                             9,362,065       5,172,257
                                                  -----------     -----------
                                                   26,129,753      16,957,580
Less- Accumulated depreciation                     (5,768,533)     (3,534,908)
                                                  -----------     -----------
                                                  $20,361,220     $13,422,672
                                                  ===========     ===========

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that HealthFirst follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HealthFirst's deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                       -------------------------
                                                          1996              1995
                                                       -----------      -----------
Deferred tax assets:
  Cash to accrual adjustments                          $ 4,570,154      $ 1,516,422

  Less- Valuation allowance                               (327,598)               -
                                                       -----------      -----------
          Net deferred tax asset                         4,242,556        1,516,422

Deferred tax liabilities:
  Cash to accrual adjustments                           (3,679,253)      (3,181,474)
  Excess tax depreciation                                 (563,303)        (281,732)
                                                       -----------      -----------
          Gross deferred tax liabilities                (4,242,556)      (3,463,206)
                                                       -----------      -----------
          Net deferred tax liability                      $      -      $(1,946,784)
                                                       ===========      ===========

The net deferred tax liability is reflected in the accompanying balance sheet as follows:

                                                                December 31,
                                                         --------------------------
                                                             1996             1995
                                                         ------------      -----------

Current deferred tax liability                               $      -      $(1,844,262)
Long term deferred tax liability                                    -         (102,522)
                                                          -----------      -----------
                                                             $      -      $(1,946,784)
                                                          ===========      ===========

The provision (benefit) for income taxes is as follows:

                                       Year Ended December 31,
                                 --------------------------------------
                                     1996         1995           1994
                                 -----------    --------     ----------
Current:
  Federal                        $         -    $119,351     $1,003,419
  State                                    -      17,050        143,346

Deferred:
  Federal                         (1,614,110)     62,607        235,864
  State                             (284,843)      8,944         33,694
                                 -----------    --------     ----------
                                 $(1,898,953)   $207,952     $1,416,323
                                 ===========    ========     ==========

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                    December 31,
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      ----------     --------     -----------
Federal tax (benefit) at statutory rate                $(2,104,779)   $174,902     $1,173,826
Add (deduct):
  State income tax (benefit), net of federal
    benefit                                               (300,681)     16,896        115,077
  Change in valuation reserve                              327,598           -              -
  Other                                                    178,909      16,154        127,420
                                                       -----------    --------     ----------
Provision (benefit) for income taxes                   $(1,898,953)   $207,952     $1,416,323
                                                       ===========    ========     ==========

In 1996, HealthFirst recognized a valuation allowance in an amount equal to its net deferred tax assets of $327,598 because of uncertainty with respect to the realization of the related tax benefits in future years.

6.  LONG-TERM DEBT:

Long-term debt at December 31, 1996 and 1995 is as follows:

                                                                                           December 31,
                                                                                      ----------------------
                                                                                        1996           1995
                                                                                      ----------     -------
Note payable, due in monthly installments of principal and interest of $15,630 through July 2000, with a final payment of $1,635,845, bearing interest at
   9.875%. The note is secured by a first mortgage on land, buildings, and
   improvements.                                                                      $1,713,734     $1,731,467

Note payable, due in monthly installments of principal and interest through January 2002, bearing interest at 8.4%. The note is secured by
   inventory, furniture, and equipment.                                                1,964,251        500,000


Construction loan payable, final payment of principal and interest due in
   January 1997, bearing interest at prime plus 1% (8.25% at December 31, 1996).
   The note is secured by building and land.                                           3,705,816      2,538,527


Note payable, due in annual principal installments of $115,000 through
   August 2011, bearing interest at 7.9%.                                              1,650,000      1,900,000

Note payable due in monthly installments of $8,060 including interest
   through October 2000, bearing interest at 8.75%                                       314,017              -

Note payable due in monthly installments of $7,066 plus interest through
   January 1999, bearing interest at 9.875%                                              176,644              -

Note payable, related party, due in monthly installments of $428 including
   interest through 1998, bearing interest at 6%                                           8,111              -
                                                                                      ----------     ----------
          Total long-term debt                                                         9,532,573      6,669,994

Less- Current portion                                                                  4,466,600      2,958,506
                                                                                      ----------     ----------
          Long-term debt, net of current portion                                      $5,065,973     $3,711,488
                                                                                      ==========     ==========

Maturities of long-term debt for the next five years, including current maturities, are as follows:

             1997                  $4,466,600
             1998                     806,368
             1999                     555,730
             2000                   2,164,141
             2001                     438,200
          Thereafter                1,101,534
                                   ----------
             Total                 $9,532,573
                                   ==========

Management converted the construction loan to a mortgage loan in 1997, extending the maturity of the loan to February 2017.

HealthFirst maintains a revolving line-of-credit agreement with a bank providing up to $2,500,000, secured by inventory, accounts receivable and equipment. At December 31, 1996, borrowings outstanding were $1,500,000. The line-of-credit bears interest at the lender's prime rate (8.25% at December 31, 1996) plus .5% and matures April 30, 1997. At February 1, 1997, the line-of-credit was consolidated into a $7,500,000 line-of-credit as a result of the reorganization transaction (Note 13).

7.  LEASE COMMITMENTS:

Capital Leases

HealthFirst leases certain medical equipment and facilities under agreements which are classified as capital leases. The equipment leases have original terms of five years and have either a bargain purchase option or a transfer of title at the end of the lease. The building lease is with Gateway Properties LLC, (Note 11), for a term of 21 years. Leased capital assets included in property, plant and equipment are as follows:

                                                      December 31,
                                                 ----------------------
                                                   1996           1995
                                                ----------     -------

Buildings and leasehold improvements             $3,574,605     $    -
Furniture and equipment                             263,879          -
                                                 ----------     ----------
                                                  3,838,484          -
Less- Accumulated amortization                      682,802          -
                                                 ----------     ----------
                                                 $3,155,682     $    -
                                                 ==========     ==========

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment, and the related rentals are charged to operations as incurred.

Future Minimum Lease Payments

Future minimum lease payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996.

                                                     Capital        Operating
                                                      Leases          Leases
                                                     ----------     ------------
   1997                                              $  463,767     $ 1,835,140
   1998                                                 457,578       1,858,264
   1999                                                 426,631       1,773,501
   2000                                                 416,783       1,467,369
   2001                                                 402,996       2,018,451
Thereafter                                            5,469,657       8,312,987
                                                     ----------     -----------
Total minimum lease payments                          7,637,412     $17,265,712
Amounts representing interest                         4,105,252     ===========
                                                     ----------
Present value of net minimum payments                 3,532,160
Current portion                                         120,095
                                                     ----------
Long-term capitalized lease obligations              $3,412,065
                                                     ==========

Direct Financing Lease Obligation

In May 1996, HealthFirst sold three facilities to HealthFirst Properties LLC (Note 11) under a sale/leaseback arrangement. The facilities were sold for $12,550,000, of which $11,550,000 is due in the form of an 8% interest-bearing note receivable due in monthly installments through April 2016. The remainder was received in cash. The transaction has been accounted for as a financing, wherein the property and related debt remains on the books and will continue to be depreciated. A financing obligation representing the proceeds of $1 million has been recorded and will be reduced based on payments under the lease. As sales proceeds are received from the LLC, they will be credited to a financing obligation, and amortized as a reduction of operating expenses over the remaining life of the lease. The amount owed on the financing obligation at December 31, 1996 was $929,241 of which $76,238 is due within one year. The lease has a term of 20 years and requires minimum annual rental payments of $1,317,756 in 1997, 1998, 1999, 2000 and 2001 and $18,997,649 thereafter.

8.  EMPLOYEE BENEFIT PLANS:

Retirement Plans

HealthFirst has a noncontributory profit sharing plan covering all employees who are eligible subject to certain requirements. HealthFirst, at the discretion of the Board of Directors, contributes an annual amount not to exceed the maximum allowed under the Internal Revenue Code. No contributions to the Plan were made in 1996, 1995 and 1994. HealthFirst does not foresee making contributions to the profit sharing plan in the future.

HealthFirst has a 401(k) plan covering all employees who are eligible subject to certain requirements. Employees contribute between 2% to 10% of their annual compensation. HealthFirst matches employee contributions at a rate of 10% plus a discretionary percentage determined by the Board of Directors. The contributions to the Plan were $109,991, $68,823 and $215,190 in 1996, 1995 and 1994, respectively.

HealthFirst also has a defined contribution money purchase pension plan which is a plan in which all employees are eligible to participate subject to certain requirements. HealthFirst contributes 8% of employees' compensation which does not exceed the Social Security integration level ($62,070 at December 31, 1996), plus a higher percentage of the amount in excess of the integration level for the Plan year. Contributions in 1996, 1995 and 1994 were $1,522,540, $1,132,887 and $942,286, respectively.

Supplemental Pension Plan

In 1987, HealthFirst entered into a supplemental pension plan with eight of its physicians providing for fixed monthly payments over five years commencing with the physicians' retirements or terminations. The physicians receive payments upon retirement or termination if certain vesting requirements have been met. The liability under this agreement is being accrued over the physicians' estimated remaining service periods before becoming fully vested. On the vesting date, the present value of the future benefit payments will have been accrued. HealthFirst has accrued $175,945 and $169,606 for the plan at December 31, 1996 and 1995, respectively.

Suburban Profit-Sharing Plan

As part of the 1996 acquisition of Suburban, HealthFirst assumed a profit-sharing plan in which all former employees of Suburban are eligible to participate subject to certain requirements. The plan is funded by discretionary employer contributions as determined by the Board of Directors on an annual basis. The amount of employer contributions, if any, is allocated to eligible employees based on employee compensation. HealthFirst's contributions for 1996 were $389,653.

Bonus Compensation Plan

In February 1996, HealthFirst established a bonus compensation plan for eligible employees. Employees are vested after five years of employment with credit for prior service. A substantial portion of the participants were fully vested as of December 31, 1996. The total payout of approximately $5.25 million will be over a period of eight years. HealthFirst is accruing for the estimated present value of the bonus compensation over the estimated period of the employees' active employment from the date the contract was signed until the date they are fully vested. Compensation expense recognized during 1996 was approximately $3.9 million, a portion of which has been paid. The expense was recorded to provider compensation and benefits. The amount accrued at December 31, 1996, is $3,502,067, of which $501,653 is included in current liabilities and the remainder is included in deferred compensation.

9.  PROFESSIONAL LIABILITY:

HealthFirst maintains a claims-made professional liability insurance policy. The policy coverage for the healthcare providers formerly employed by Metropolitan is $5,000,000 per claim, with no aggregate maximum limit, for claims made against HealthFirst and its employees. The policy coverage for the healthcare providers formerly employed by Suburban is $2,000,000 per claim, $4,000,000 aggregate maximum benefit, for claims made against HealthFirst and its employees. Accruals for outstanding claims and the associated deductibles are made in the period in which the event becomes known. HealthFirst also accrues an actuarial estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

At February 1, 1997, HealthFirst's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 13). The consolidated claims-made policy has no deductible. The policy coverage is $2,000,000 per claim, with an aggregate limit of $4,000,000 and includes full prior acts coverage.

10.  COMMITMENTS AND CONTINGENCIES:

Legal proceedings

HealthFirst is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of HealthFirst.

11.  RELATED PARTY TRANSACTIONS:

Coordinated Health Network, Inc.

In December 1993, HealthFirst became a one-third shareholder in Coordinated Health Network, Inc. (CHN). CHN was formed to obtain patient contracts under the Oregon Health Plan and generate purchasing discounts. The investment in CHN was accounted for under the equity method. In 1995 and 1994, HealthFirst paid premiums to CHN of $106,204 and $57,167, respectively, and CHN paid HealthFirst $621,654 and $154,711 in 1995 and 1994, respectively, for claims. No premiums were paid or received in 1996. CHN was legally dissolved in 1996.

Northwest Physicians Alliance

In 1995, HealthFirst invested $52,000 for a one-third share in Northwest Physicians Alliance (the Alliance), which was formed with Blue Cross/Blue Shield of Oregon, two local hospital systems and several physician groups. The Alliance has been accounted for under the equity method. The Alliance is intended to be the primary delivery network for Blue Cross/Blue Shield's HMO Oregon product in the Portland area.

HealthFirst Properties LLC

HealthFirst Properties LLC (HPLLC) was formed by certain shareholders of HealthFirst in 1996 to acquire three clinic buildings from HealthFirst. HPLLC purchased these properties from HealthFirst for an aggregate purchase price of $12,550,000, to be paid under an installment sale contract with a 20-year term. HPLLC made a $1,000,000 down payment to HealthFirst. Simultaneous with the execution of the installment sale contract, HealthFirst agreed to lease back the three buildings from HPLLC under a 20-year lease agreement. This transaction has been recorded as a direct financing lease. Accordingly, the monies received from HPLLC have been recorded as a direct financing lease obligation and the related property is included in property, plant and equipment in the accompanying financial statements.

Gateway Properties LLC

Gateway Properties LLC (Gateway) is owned by several former shareholders of Suburban. Throughout 1995, Suburban recorded notes receivable for various payments made on behalf of Gateway. The note receivable at December 31, 1996 was $143,589. The terms of the note include monthly installments of principal and interest of $4,878 through August 1999 with interest accruing at 7%. HealthFirst has signed a capital lease to occupy a new clinic building for a term expiring in August 2015.

Stock Subscriptions

HealthFirst has notes receivable from certain stockholders for their purchase of common stock. The notes mature at various stages through the year 2008.

Restricted Stock Awards

During 1996, HealthFirst sold shares of Series 1 Class A common stock to selected employees at prices below their estimated fair value for accounting purposes. The terms of the related Restricted Stock Agreements require forfeiture of the stock unless the grantee remains employed by HealthFirst until February 1, 2002.

The excess of the estimated fair value of the stock over the amount to be paid of $1,756,788 is to be recognized as compensation expense. Of this amount, $501,939 has been recognized as compensation expense in 1996. The remaining amount of $1,254,849 will be amortized ratably to income over the next five years.

12.  BUSINESS ACQUISITION:

On February 1, 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. Following the acquisition, the name of Suburban was changed to HealthFirst Management Services Organization, P.C.

Results of operations after the acquisition date are included in the December 31, 1996 statement of operations. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of 1995. Because fair values of purchased assets approximated their carrying values, no material pro forma adjustment was necessary to adjust historical depreciation and amortization.

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been consummated on the assumed dates.

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                         1996             1995
                                                                    -------------     ------------
Net revenues less provider compensation and benefits                $  39,364,000     $ 39,625,000
Operating expenses                                                    (45,452,000)     (40,364,000)
Other expenses, net                                                       (92,000)        (215,000)
                                                                    -------------     ------------
          Net income (loss) before income taxes                        (6,180,000)        (954,000)

Benefit for income taxes                                                1,899,000         (403,000)
                                                                    -------------     ------------
          Net loss                                                  $  (4,281,000)    $   (551,000)
                                                                    =============     ============

13.  SUBSEQUENT EVENTS:

The shareholders and Board of Directors of HealthFirst approved a Reorganization and Merger Agreement (the Agreement) dated February 1, 1997 together with the shareholders and Board of Directors of The Corvallis Clinic, P.C.; the Medford Clinic, P.C.; and Physician Partners, Inc. (PPI), a newly formed company.

The transaction resulted in a separation of operations of the three founding medical groups between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three founding medical groups; cash, receivables, prepaids, property, plant and equipment, payables, accruals, debt and contractual commitments was transferred to PPI. The shareholders of the three founding clinics became the original shareholders of PPI.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies.

As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of the Distributable Profit Amount (defined as (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses).

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the reorganization transaction received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the reorganization will be a tax-free transaction. No ruling will be requested from the Internal Revenue Service regarding the tax consequences of the transaction. If the IRS or tax court were to determine that the transactions were not tax free, there would be significant adverse tax consequence to the parties to the transaction and their respective shareholders.

In connection with the reorganization transaction, the three founding medical groups entered into an Expense Sharing Agreement which establishes the basis upon which certain costs incurred in connection with the transactions are to be allocated between the three groups. HealthFirst's share of such costs are reflected as a charge to equity in the accompanying statement of stockholders' equity. At December 31, 1996, HealthFirst owed $241,175 related to this agreement, which was included in accounts payable in the accompanying financial statements.

                              MEDFORD CLINIC, P.C.

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Medford Clinic, P.C.:

We have audited the accompanying balance sheets of Medford Clinic, P.C. (an Oregon professional service corporation) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of Medford's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Clinic, P.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 5, 1997

                              MEDFORD CLINIC, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                                   1996            1995
                                                                                -----------     -------

CURRENT ASSETS:
  Cash and cash equivalents                                                       $   200,563    $   598,313
  Short-term investments                                                                    -      1,000,000
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $3,845,000 and $3,430,000 at December 31, 1996 and
    1995, respectively                                                               6,124,471      6,681,655
  Healthcare receivables                                                               487,189        528,351
  Inventories of drugs and supplies                                                    203,137        290,061
  Prepaid expenses and deposits                                                        304,154        502,463
  Restricted investments                                                               250,000              -
                                                                                   -----------    -----------
          Total current assets                                                       7,569,514      9,600,843
                                                                                   -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $5,303,600 and $4,432,795 at
  December 31, 1996 and 1995, respectively                                           5,700,859      5,342,641
                                                                                   -----------    -----------
LONG-TERM DEFERRED TAX ASSET                                                            77,200         22,213
                                                                                   -----------    -----------
OTHER ASSETS:
  Restricted investments                                                               250,000        206,802
  Other                                                                                 43,397         72,476
                                                                                   -----------    -----------
          Total other assets                                                           293,397        279,278
                                                                                   -----------    -----------
          Total assets                                                             $13,640,970    $15,244,975
                                                                                   ===========    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $ 1,004,088    $   932,123
  Drafts payable                                                                       529,552              -
  Accounts payable                                                                   1,305,994        419,050
  Income taxes payable                                                                   5,048         25,000
  Accrued healthcare costs                                                           1,026,779        486,183
  Accrued compensation and related expenses                                          2,496,726      2,090,690
  Current deferred tax liability                                                     1,568,333      2,406,068
  Other liabilities                                                                          -        188,945
                                                                                   -----------    -----------
          Total current liabilities                                                  7,936,520      6,548,059
                                                                                   -----------    -----------
LONG-TERM DEBT, net of current portion                                               3,924,215      4,931,980
                                                                                   -----------    -----------
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                  938,857        599,347
                                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock-
    $10 stated value; 500 shares authorized; 57 and 56 shares outstanding at
      December 31, 1996 and 1995,
      respectively                                                                         570            560
  Additional paid-in capital                                                               618            618
  Retained earnings                                                                    840,190      3,164,411
                                                                                   -----------    -----------
          Total stockholders' equity                                                   841,378      3,165,589
                                                                                   -----------    -----------
          Total liabilities and stockholders' equity                               $13,640,970    $15,244,975
                                                                                   ===========    ===========



      The accompanying notes are an integral part of these balance sheets.

                              MEDFORD CLINIC, P.C.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996             1995            1994
                                                            -----------      -----------     -------

REVENUES:
  Fee-for-service, net                                      $33,444,943     $33,950,789     $29,920,212
  Prepaid healthcare                                          6,996,534       5,014,747       2,407,238
                                                            -----------     -----------     -----------
          Net revenues                                       40,441,477      38,965,536      32,327,450

  Less- Provider compensation and benefits                   12,202,419      11,239,198       9,248,234
                                                            -----------     -----------     -----------
          Net revenue less provider
            compensation and benefits                        28,239,058      27,726,338      23,079,216
                                                            -----------     -----------     -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                        13,542,734      11,837,774      10,900,534
  Purchased medical services                                  4,173,602       2,282,558         919,621
  Medical and office supplies                                 5,909,671       5,577,638       4,676,022
  General and administrative expenses                         3,361,704       3,446,487       2,959,495
  Provision for uncollectible accounts                        1,069,347         868,441       1,026,983
  Depreciation and amortization                                 966,121       1,124,753         917,626
  Rent and lease expense                                      1,175,147       1,139,027       1,056,982
                                                            -----------     -----------     -----------
          Total operating expenses                           30,198,326      26,276,678      22,457,263
                                                            -----------     -----------     -----------
          Operating income (loss)                            (1,959,268)      1,449,660         621,953

OTHER INCOME (EXPENSE):
  Interest income                                               104,447          96,899          27,549
  Interest expense                                             (425,177)       (486,776)       (324,378)
                                                            -----------     -----------     -----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                               (2,279,998)      1,059,783         325,124

PROVISION (BENEFIT) FOR INCOME TAXES                           (912,674)        408,038         132,949
                                                            -----------     -----------     -----------
NET INCOME (LOSS)                                           $(1,367,324)    $   651,745     $   192,175
                                                            ===========     ===========     ===========



        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.



                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996           1995            1994
                                                           ------------    -----------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(1,367,324)    $   651,745    $   192,175
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
      Depreciation and amortization                            966,121       1,124,753        917,626
      Deferred taxes                                          (892,722)        347,038        153,943
      Changes in operating assets and
        liabilities:
          Patient accounts receivable, net                     557,184         426,083       (855,225)
          Healthcare receivables                                41,162         225,284       (753,635)
          Inventories of drugs and supplies                     86,924         (61,575)       (88,393)
          Prepaid expenses and deposits                        198,309        (234,909)       (54,838)
          Other assets                                          29,079         (34,043)        92,384
          Drafts payable                                       529,552               -              -
          Accounts payable                                     886,944         (56,236)      (119,659)
          Income taxes payable                                 (19,952)         25,000              -
          Accrued healthcare costs                             540,596         380,331        105,852
          Accrued compensation and related
            expenses                                           406,036         128,947        (14,540)
          Other liabilities                                   (188,945)        (14,236)       116,057
          Deferred compensation and other
            long-term liabilities                              339,510         (26,921)        61,742
                                                           -----------     -----------    -----------
          Net cash provided by (used in)
            operating activities                             2,112,474       2,881,261       (246,511)
                                                           -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                               (1,324,339)       (865,626)    (3,288,103)
  Purchases of restricted investments                         (293,198)     (1,206,802)             -
  Proceeds from sale of short-term
    investments                                              1,000,000               -              -
                                                           -----------     -----------    -----------
          Net cash used in investing
            activities                                        (617,537)     (2,072,428)    (3,288,103)
                                                           -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of
    credit agreement                                                 -               -        350,000
  Repayments under line of credit agreement                          -        (350,000)             -
  Proceeds from issuance of long-term debt                           -         467,224      2,999,055
  Principal repayments of long-term debt                      (935,800)       (743,066)      (259,834)
  Proceeds from issuance of common stock                            20              50            120
  Payments for redemption of common stock                      (17,020)            (60)           (72)
  Costs incurred related to Physician
    Partners, Inc. transaction                                (939,887)              -              -
                                                           -----------     -----------    -----------
          Net cash provided by (used in)
            financing activities                            (1,892,687)       (625,852)     3,089,269
                                                           -----------     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (397,750)        182,981       (445,345)

CASH AND CASH EQUIVALENTS, beginning of
  year                                                         598,313         415,332        860,677
                                                           -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                     $   200,563     $   598,313    $   415,332
                                                           ===========     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                 $   424,126     $   492,280    $   311,965
    Cash paid (received) for income taxes                       19,952          36,000        (20,994)



        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                         Additional
                                    Number                Paid-in         Retained
                                  of Shares    Amount     Capital         Earnings          Total
                                  ---------    ------     -------         --------          -----

BALANCE, December 31, 1993            47         $470       $670          $ 2,320,491      $ 2,321,631

  Issuance of common stock            12          120          -                    -              120

  Redemption of common
    stock                             (2)         (20)       (52)                   -              (72)

  Net income                           -            -          -              192,175          192,175
                                      --         ----       ----          -----------      -----------
BALANCE, December 31, 1994            57          570        618            2,512,666        2,513,854

  Issuance of common stock             5           50          -                    -               50

  Redemption of common
    stock                             (6)         (60)         -                    -              (60)

  Net income                           -            -          -              651,745          651,745
                                      --         ----       ----          -----------      -----------
BALANCE, December 31, 1995            56          560        618            3,164,411        3,165,589

  Issuance of common stock             2           20          -                    -               20

  Redemption of common
    stock                             (1)         (10)         -              (17,010)         (17,020)

  Costs incurred related
    to Physician Partners,
    Inc. transaction                   -            -          -             (939,887)        (939,887)

  Net loss                             -            -          -           (1,367,324)      (1,367,324)
                                      --         ----       ----          -----------      -----------
BALANCE, December 31, 1996            57         $570       $618          $   840,190      $   841,378
                                      ==         ====       ====          ===========      ===========


        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                          NOTES TO FINANCIAL STATEMENTS



1.  BUSINESS AND ORGANIZATION:

Medford Clinic, P.C. (Medford), an Oregon professional service corporation, is a primary-care based, multi-specialty medical clinic. Medford was founded in 1946 with the belief that group practice offers the best means of promoting and maintaining the highest standards of medical care.

Medford consists of approximately 566 employees and 72 professional providers who offer a wide range of primary and specialty care. In addition, Medford offers ancillary services such as radiology, pharmacy and laboratory.

Medford also provides clinical dialysis services through its Rogue Valley Dialysis Center division. Medford's sites are located in Southern Oregon. A significant change in the demographics of this area may have an adverse impact on the business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

Selected accounting policies are discussed below. Other significant accounting policies, regarding revenues, income taxes and professional liability are discussed in specific notes that follow.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Investments

Short-term and restricted investments are readily convertible to cash and have original maturity dates that exceed three months. They are classified as held-to-maturity and mature within one year of the financial statement date. These investments are in commercial paper and the carrying value approximates the fair value.

Concentration of Credit Risk

Medford extends credit to patients covered by commercial insurance, Medicare and Medicaid. Medford manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectible accounts have been made for potential losses, where appropriate.

Inventories of Drugs and Supplies

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense. There were no disposals in 1996, 1995 and 1994.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated lives are as follows:

Building and building improvements            7-30 years
Furniture and equipment                       5-12 years

Restricted Investments

Under the agreements with Oregon Health Plan (OMAP) and Oregon Health Management System (OHMS), Medford is required to maintain $250,000 in a restricted or segregated account for each agreement. Medford can use these funds for purchased medical services only with approval by OMAP or OHMS as appropriate. The restriction for the OMAP agreement lapses in 1997.

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims. These accrued healthcare cost estimates will vary from actual results and the differences may be significant.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, patient accounts receivable, restricted investments, accounts payable and accrued liabilities are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to Medford for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

Medford does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Provider Compensation and Benefits

Provider compensation and benefits consists of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  REVENUES:

Medford reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

Medford contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to Medford by the HMO for plan enrollees.

The majority of the HMO contracts are full-risk or modified full-risk contracts. Under a full-risk contract, Medford assumes the obligation of providing all healthcare services to enrollees and is obligated to reimburse outside providers for services rendered to enrollees. Generally, such payments to outside providers are limited to out-of-area services, emergency services and services not currently offered by Medford. Modified full-risk contracts are similar to full-risk contracts except that the HMO is obligated to pay for out-of-area services.

Medford has entered into subcapitation agreements with certain of these outside providers (subprovider). Under these agreements, Medford prepays the subprovider based upon enrollee/participant formulas in which the subprovider assumes the risk of providing patient care. Additional limitations on losses are provided by the payment of stop loss reinsurance premiums and through a percentage limitation on overall savings or losses of the programs.

Medford has accrued the claims associated with services provided by outside providers for which Medford is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare costs in the accompanying financial statements.

Medford follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Medford's revenue associated with these contracts was $553,008 for 1996. There was no revenue associated with these contracts for 1995 and 1994.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. Medford has agreements with third-party payors that provide payments to Medford at amounts different from its established rates. The difference between charges generated from agreements with third-party payors and the related payment amounts are reflected as contractual discounts, as shown below:

                                           Year Ended December 31,
                                   --------------------------------------
                                    1996            1995            1994
                                 -----------     -----------     -------

Fee-for-service, gross            $45,464,745     $43,299,335     $40,975,385
Contractual discounts              12,019,802       9,348,546      11,055,173
                                  -----------     -----------     -----------
Fee-for-service, net              $33,444,943     $33,950,789     $29,920,212
                                  ===========     ===========     ===========

A summary of the most significant fee-for-service arrangements is as follows:

        Medicare

        A significant portion of Medford's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 27%, 27% and 22% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1996, 1995 and 1994, respectively.

        Medicaid

        Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 2% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995 and 1994, respectively. The net fee-for-service Medicaid revenue in 1996 was less than 1% of net patient service revenues.

        Other Payors

        Medford has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Medford under these agreements includes discounts from established charges.

Major Customer

Two customers in 1996 and one in 1995 and 1994 represented individually more than 10% of Medford's net revenue as follows:

                                                      Year Ended
                                                     December 31,
                                                  ------------------
                                                 1996    1995    1994
                                                 ----    ----    ----

Blue Cross/Blue Shield of Oregon                  14%     16%     14%
Oregon Health Plan                                12%      -       -

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                  December 31,
                                            ------------------------
                                              1996            1995
                                           -----------     -------
Land and land improvements                  $   204,134     $   204,134
Buildings and leasehold improvements          2,167,310       1,910,507
Furniture and equipment                       8,633,015       7,647,654
Construction in progress                              -          13,141
                                            -----------     -----------
                                             11,004,459       9,775,436
Less- Accumulated depreciation               (5,303,600)     (4,432,795)
                                            -----------     -----------
                                            $ 5,700,859     $ 5,342,641
                                            ===========     ===========

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that Medford follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes. At December 31, 1996, Medford has approximately $325,500 and $733,400 of net operating loss carryforwards for federal and state income tax purposes, respectively, that expire in the year 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Medford's deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                                       -----------------------------
                                                         1996               1995
                                                       -----------      ------------
Deferred tax assets:
  Cash to accrual adjustments                           $ 1,654,791      $   918,656
  Net operating loss and credit carryforwards               293,926          329,478
  Other                                                      35,778           10,507
                                                        -----------      -----------
          Gross deferred tax assets                       1,984,495        1,258,641

Less- Valuation allowance                                  (293,926)        (329,478)
                                                        -----------      -----------
         Net deferred tax asset                           1,690,569          929,163

Deferred tax liabilities:
  Cash to accrual adjustments                            (2,945,852)      (3,174,258)
  Property related book to tax differences                 (235,850)        (138,760)
                                                        -----------      -----------
          Gross deferred tax liabilities                 (3,181,702)      (3,313,018)
                                                        -----------      -----------
          Net deferred tax liability                    $(1,491,133)     $(2,383,855)
                                                        ===========      ===========


The net deferred tax liability is reflected in the accompanying balance sheet as follows:

                                                       December 31,
                                                 ---------------------------
                                                  1996            1995
                                                 -----------     -----------

Current deferred tax liability                   $(1,568,333)    $(2,406,068)
Long-term deferred tax asset                          77,200          22,213
                                                 -----------     -----------
                                                 $(1,491,133)    $(2,383,855)
                                                 ===========     ===========

The provision (benefit) for income taxes is as follows:

                                           Year Ended December 31,
                                       ---------------------------------
                                        1996          1995          1994
                                       ----------   --------    --------
Current:
  Federal                              $   5,048       $   -       $   -
  State                                        -      61,000           -

Deferred:
  Federal                               (803,006)    303,658     116,330
  State                                 (114,716)     43,380      16,619
                                       ---------    --------    --------
                                       $(912,674)   $408,038    $132,949
                                       =========    ========    ========


The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                     December 31,
                                                            ------------------------------
                                                             1996         1995        1994
                                                           --------     --------    ------

Federal tax (benefit) at statutory rate                    $(770,515)    $370,924    $113,793
Add (deduct):
  State income tax (benefit), net of federal
    benefit                                                 (142,159)      67,828      10,802
  Other                                                            -      (30,714)      8,354
                                                           ---------     --------    --------
Provision (benefit) for income taxes                       $(912,674)    $408,038    $132,949
                                                           =========     ========    ========

6.  LONG-TERM DEBT:

Long-term debt at December 31, 1996 and 1995 are as follows:

                                                                                           December 31,
                                                                                    ------------------------
                                                                                       1996           1995
                                                                                    -----------    ----------
Equipment loan with bank, interest at 7.25%, payable in monthly installments of
   $22,169, maturing April 2000, secured by equipment, furniture and fixtures
   and accounts receivable                                                         $   656,005     $  865,254

Note payable with title company, interest at 7.90%, payable in monthly installments of $6,227, maturing July 1, 2013, secured by equipment and
   furniture and fixtures                                                              689,548        708,954

Equipment loan with bank, interest at 7.25%, payable in monthly installments of
   $25,960, maturing June 1, 2002, secured by equipment, furniture and fixtures
   and accounts receivable                                                           1,384,442      1,585,450

Equipment loan with bank, interest at 7.75%, payable in monthly installments of
   $45,343, maturing May 1, 1999, secured by equipment
   and accounts receivable                                                           1,195,003      1,626,095

Facilities loan with bank, interest at 9.00%, payable in monthly installments of $3,651, maturing September 30, 1999, secured by
   equipment, furniture and fixtures and accounts receivable                           107,815        140,118

Mortgage with bank, interest was 9.25% and 8.25%, respectively, payable in monthly installments of $5,242 and $4,987, respectively, maturing November 1,
   2008, secured by first deed on real property and equipment and furniture and
   fixtures                                                                            453,278        474,520

Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of principal plus interest of $1,820, maturing December 15, 2014, secured by
   first deed on real property and equipment and furniture and fixtures                222,611        225,639

Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of
   $3,145, maturing December 15, 2001, secured by second deed on real property
   and equipment and furniture and fixtures                                            219,601        238,073
                                                                                   -----------     ----------
          Total long-term debt                                                       4,928,303      5,864,103

Less- Current portion                                                               (1,004,088)      (932,123)
                                                                                   -----------     ----------
          Long-term debt, net of current portion                                   $ 3,924,215     $4,931,980
                                                                                   ===========     ==========

Maturities of long-term debt for the next five years, including current maturities, are as follows:

             1997                $1,004,088
             1998                 1,093,602
             1999                   772,908
             2000                   356,607
             2001                   483,247
          Thereafter              1,217,851
                                 ----------
            Total                $4,928,303
                                 ==========

Medford maintains a revolving line-of-credit agreement with a bank providing up to $500,000 secured by accounts receivable. The line-of-credit bears interest at the lender's prime rate (8.25% at December 31, 1996) plus .25%. At December 31, 1996, Medford had no outstanding balance related to this line of credit. The line-of-credit agreement expired January 15, 1997 and was renewed by Medford.

At February 1, 1997, the long-term debt was assumed by Physician Partners, Inc. and the $500,000 revolving line-of-credit was consolidated into a $7,500,000 line-of-credit as a result of the reorganization transaction (Note 10).

7.  RETIREMENT PLANS:

Medford has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 15% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Service). Medford may also make discretionary contributions, which are immediately 100% vested. Medford also has a Money Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Medford contributes 5.7% of the employee's eligible earnings up to $62,700 and 11.4% of eligible earnings in excess of limitations imposed by the Internal Revenue Service. These contributions are 100% vested upon eligibility.

Medford's contributions for these plans for the years ended December 31, 1996, 1995 and 1994 were $1,655,730, $1,529,030 and $830,635, respectively.

8.  PROFESSIONAL LIABILITY:

Medford maintains a claims-made professional liability insurance policy. The policy coverage is $1,000,000 per claim per physician, with an aggregate maximum benefit of $3,000,000 per year. Accruals for outstanding claims and the associated deductibles are made in the period in which the event becomes known. Medford also accrues an actuarial estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

At February 1, 1997, Medford's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 10). The consolidated claims-made policy has no deductible. The policy coverage is $2,000,000 per claim, with an aggregate limit of $4,000,000 and includes full prior acts coverage.

9.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

Future minimum rental payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

            1997                 $1,076,474
            1998                    789,377
            1999                    697,937
            2000                    643,597
            2001                    643,597
         Thereafter               3,551,768
                                 ----------
            Total                $7,402,750
                                 ==========

Legal Proceedings

Medford is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of Medford.

10.  SUBSEQUENT EVENTS:

The shareholders and Board of Directors of Medford approved a Reorganization and Merger Agreement (the Agreement) dated February 1, 1997 together with the shareholders and Board of Directors of HealthFirst Medical Group, P.C.; The Corvallis Clinic, P.C.; and Physician Partners, Inc. (PPI), a newly formed company.

The transaction resulted in a separation of operations of the three founding medical groups between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three founding medical groups; cash, receivables, property, plant and equipment, other assets, payables, accruals, debt, and contractual commitments was transferred to PPI. The shareholders of the three founding clinics became the original shareholders of PPI.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies.

As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less
(ii) Manager's Expenses.

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the reorganization transaction have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the reorganization will be a tax-free transaction. No ruling will be requested from the Internal Revenue Service regarding the tax consequences of the transaction. If the IRS or tax court were to determine that the transactions were not tax free, there would be significant adverse tax consequence to the parties to the transaction and their respective shareholders.

In connection with the reorganization transaction, the three founding medical groups have entered into an Expense Sharing Agreement which establishes the basis upon which certain costs incurred in connection with the transactions are to be allocated between the three groups. Medford's share of such costs are reflected as a charge to equity in the accompanying statement of stockholders' equity. At December 31, 1996, Medford owed $85,544 related to this agreement, which was included in accounts payable in the accompanying financial statements.

                              THE CORVALLIS CLINIC, P.C.

                              FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 1996 AND NOVEMBER 30, 1995 TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Corvallis Clinic, P.C.:

We have audited the accompanying balance sheets of The Corvallis Clinic, P.C. (an Oregon professional corporation) as of December 31, 1996 and November 30, 1995, and the related statements of operations, accumulated deficit and cash flows for the thirteen-month period ended December 31, 1996, and each of the years in the two-year period ended November 30, 1995. These financial statements are the responsibility of Corvallis' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corvallis Clinic, P.C. as of December 31, 1996 and November 30, 1995, and the results of its operations and its cash flows for the thirteen-month period ended December 31, 1996, and each of the years in the two-year period ended November 30, 1995 in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 5, 1997

                           THE CORVALLIS CLINIC, P.C.


         BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND NOVEMBER 30, 1995

                                     ASSETS

                                                                                                  1996                 1995
                                                                                               -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $   186,572         $   176,812
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of
    $2,544,000 and $1,992,000 at December 31, 1996 and
    November 30, 1995, respectively                                                              4,232,274           4,303,960
  Healthcare and other receivables                                                               2,089,043           1,179,380
  Inventories of drugs and supplies                                                                219,245             224,065
  Prepaid expenses and deposits                                                                    196,134             479,264
                                                                                               -----------         -----------
          Total current assets                                                                   6,923,268           6,363,481
                                                                                               -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $9,220,560 and $7,533,789 at December 31, 1996 and November 30, 1995,
  respectively                                                                                  18,913,428          19,533,621
                                                                                               -----------         -----------
OTHER ASSETS:
  Investments in affiliates                                                                        654,225             561,668
  Other                                                                                                  -              89,882
                                                                                               -----------         -----------
                                                                                                   654,225             651,550
                                                                                               -----------         -----------
          Total assets                                                                         $26,490,921         $26,548,652
                                                                                               ===========         ===========

                                    LIABILITIES, REDEEMABLE STOCK AND ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                                $   898,941         $   531,934
  Line of credit                                                                                 3,330,000           1,409,000
  Accounts payable and accrued expenses                                                          1,747,593           2,055,262
  Income taxes payable                                                                                   -              32,215
  Accrued healthcare costs                                                                       3,057,806           1,280,367
  Accrued compensation and related expenses                                                      1,114,538           1,909,124
  Deferred revenue                                                                                 338,800             396,747
                                                                                               -----------         -----------
          Total current liabilities                                                             10,487,678           7,614,649
                                                                                               -----------         -----------
LONG-TERM DEBT, net of current portion                                                           1,387,713             729,453

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                               13,958,827          14,258,343
DEFERRED COMPENSATION AND OTHER                                                                  1,755,025           1,629,848
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                                6,959,412           5,659,948
ACCUMULATED DEFICIT                                                                             (8,057,734)         (3,343,589)
                                                                                               -----------         -----------
          Total liabilities, redeemable stock and
            accumulated deficit                                                                $26,490,921         $26,548,652
                                                                                               ===========         ===========



      The accompanying notes are an integral part of these balance sheets.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF OPERATIONS

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994


                                                                             1996                1995                1994
                                                                          -----------         -----------         -----------
REVENUES:
  Fee-for-service, net                                                    $22,451,664         $20,704,589         $19,545,575
  Prepaid healthcare, net                                                  21,257,480          18,469,738          15,798,726
                                                                          -----------         -----------         -----------
          Net revenues                                                     43,709,144          39,174,327          35,344,301

  Less- Provider compensation and benefits                                 11,419,464          13,209,215          13,729,125
                                                                          -----------         -----------         -----------
          Net revenues less provider
            compensation and benefits                                      32,289,680          25,965,112          21,615,176
                                                                          -----------         -----------         -----------

EXPENSES:
  Clinic salaries, wages and benefits                                      15,620,339          12,579,457          10,403,834
  Purchased medical services                                                6,182,411           4,716,727           3,081,120
  Medical and office supplies                                               4,623,283           3,842,572           3,327,093
  General and administrative expenses                                       3,315,234           3,560,219           3,157,030
  Lease and rent expense                                                      289,825             197,603             177,594
  Provision for uncollectible accounts                                      1,270,141           1,767,545           1,181,471
  Depreciation and amortization                                             1,689,791           1,114,947           1,005,715
                                                                          -----------         -----------         -----------
          Total operating expenses                                         32,991,024          27,779,070          22,333,857
                                                                          -----------         -----------         -----------

          Operating loss                                                     (701,344)         (1,813,958)           (718,681)

OTHER INCOME (EXPENSE):
  Interest income                                                              46,037              65,776              55,468
  Interest expense                                                         (1,916,251)         (1,223,370)           (780,123)
  Equity in income of affiliates                                              301,630             232,428             107,332
  Other                                                                       465,812             631,945              58,852
                                                                          -----------         -----------         -----------
          Net loss before provision for
            income taxes                                                   (1,804,116)         (2,107,179)         (1,277,152)
                                                                          -----------         -----------         -----------
PROVISION FOR INCOME TAXES                                                          -                   -                   -
                                                                          -----------         -----------         -----------
NET LOSS                                                                  $(1,804,116)        $(2,107,179)        $(1,277,152)
                                                                          ===========         ===========         ===========


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994


                                                                            1996                 1995                 1994
                                                                         -----------          -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(1,804,116)        $(2,107,179)        $(1,277,152)
  Adjustment to reconcile net loss to net
    cash provided by (used in) operating
    activities-
      Depreciation and amortization                                         1,689,791           1,114,947           1,005,715
      Equity in income of affiliates                                         (301,630)           (232,428)           (107,332)
      Equity in income of affiliate offset
        against operating expenses                                             69,498                   -                   -
      Equity in income of affiliate offset
        against interest expense                                             (546,716)           (288,927)                  -
      Loss on sale of property, plant and
        equipment                                                                 310                   -             164,366
      Loss on sale of equity interest in
        affiliate                                                              18,036                   -                   -
      Changes in operating assets and
        liabilities:
          Patient accounts receivable, net                                     71,686             363,674            (327,642)
          Healthcare and other receivables                                   (909,663)            425,736             110,955
          Inventories of drugs and supplies                                     4,820              32,778             (13,138)
          Prepaid expenses and deposits                                       283,130             (71,939)            (66,424)
          Other assets                                                         89,882             (65,998)            (23,884)
          Accounts payable and accrued
            expenses                                                         (439,726)            423,420             417,478
          Income taxes payable                                                (32,215)             32,215                   -
          Accrued healthcare costs                                          1,777,439             798,932             371,470
          Accrued compensation and related
            expenses                                                         (794,586)         (3,002,229)          1,319,217
          Deferred revenue                                                    (57,947)             50,132             (28,163)
          Deferred compensation and other                                     125,177             140,531             127,668
                                                                          -----------         -----------         -----------
          Net cash provided by (used in)
             operating activities                                            (756,830)         (2,386,335)          1,673,134
                                                                          -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (1,070,187)         (3,203,644)         (3,105,891)
  Purchases of investments                                                          -            (123,673)                  -
  Cash distributions received from
    investments                                                               615,000             400,000              19,408
  Cash distributions received from sale of
    property, plant and equipment                                                 279                   -                   -
  Cash distributions received from sale of
    equity interest in affiliate                                               53,255                   -                   -
                                                                          -----------         -----------         -----------
          Net cash used in investing
            activities                                                       (401,653)         (2,927,317)         (3,086,483)
                                                                          -----------         -----------         -----------

                                                                                                                   (continued)

                           THE CORVALLIS CLINIC, P.C.


                      STATEMENTS OF CASH FLOWS (CONTINUED)

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994



                                                                             1996                1995                   1994
                                                                          -----------         -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings under line of
    credit agreement                                                      $ 1,921,000         $ 1,409,000            $      -
  Proceeds from issuance of long-term debt                                  1,400,000           1,200,000                   -
  Principal payments on long-term debt and
    direct financing lease obligation                                        (674,249)           (239,408)           (140,712)
  Proceeds from issuance of common stock                                       10,000                   -              18,000
  Proceeds from issuance of preferred stock                                         -                   -             310,000
  Payments for redemption of common stock                                    (122,768)            (23,000)            (69,000)
  Payments for redemption of preferred stock                                  (57,000)            (19,000)            (48,000)
  Proceeds from repayments of notes receivable from stockholders
                                                                               81,081             136,925             143,549
  Cash received in formation of HealthCare
    Partners, LLC                                                                   -           2,734,386                   -
  Costs incurred related to Physician
    Partners, Inc. transaction                                             (1,389,821)                  -                   -
                                                                          -----------         -----------         -----------
          Net cash provided by financing
            activities                                                      1,168,243           5,198,903             213,837
                                                                          -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                   9,760            (114,749)         (1,199,512)

CASH AND CASH EQUIVALENTS, beginning of period                                176,812             291,561           1,491,073
                                                                          -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                  $   186,572         $   176,812         $   291,561
                                                                          ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                                $ 2,326,795         $   891,190         $   780,123
    Cash paid (received) for income taxes                                      53,717             (41,558)             74,420


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1995, Corvallis formed a limited liability company by contributing certain real property and associated debt in exchange for a 50% ownership interest in the new entity (Note 13).
  Notes receivable from shareholders for purchase of stock during 1996, 1995 and 1994 were $13,000, $23,000 and $399,150, respectively.
  Corvallis received a noncash distribution from an affiliate during 1996 of
    $69,498.
  Redemption of common stock in exchange for a payable of $132,057 during 1996.



        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                        STATEMENTS OF ACCUMULATED DEFICIT

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994



BALANCE, November 30, 1993                                                    $ 1,373,766

  Redemption of common stock                                                      (44,000)

  Accretion of common stock                                                      (511,560)

  Net loss                                                                     (1,277,152)
                                                                              -----------
BALANCE, November 30, 1994                                                       (458,946)

  Accretion of common stock                                                      (777,464)

  Net loss                                                                     (2,107,179)
                                                                              -----------
BALANCE, November 30, 1995                                                     (3,343,589)

  Accretion of common stock                                                    (1,520,208)

  Costs incurred related to Physician Partners, Inc. transaction               (1,389,821)

  Net loss                                                                     (1,804,116)
                                                                              -----------
BALANCE, December 31, 1996                                                    $(8,057,734)
                                                                              ===========



        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                          NOTES TO FINANCIAL STATEMENTS



1.  BUSINESS AND ORGANIZATION:

The Corvallis Clinic, P.C. (Corvallis), an Oregon professional corporation, is a multi-specialty medical clinic. Corvallis was founded in 1947 with the belief that group practice offers the best means of promoting and maintaining the highest standards of medical care.

Corvallis consists of approximately 509 employees and 96 professional providers who offer a wide range of primary and specialty care. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging.

The majority of Corvallis operations are located in two facilities in Corvallis, Oregon. In addition, Corvallis operates four satellite offices: Albany Family Medicine, Corvallis Family Medicine, Philomath Family Medicine and Research Park. A significant change in the demographics of this area may have an adverse impact on the business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

Selected accounting policies are discussed below. Other significant accounting policies regarding revenues, income taxes, professional liability, deferred compensation and investments in affiliates are discussed in specific notes that follow.

Change in Fiscal Year End

Effective December 1, 1995, Corvallis changed its fiscal year end from November 30 to December 31. Accordingly, the 1996 fiscal year ended December 31, includes the results of operations for thirteen months, whereas the previous two fiscal years ended on November 30.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Corvallis extends credit to patients covered by commercial insurance, Medicare and Medicaid. Corvallis manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectible accounts have been made for potential losses, where appropriate.

Inventories of Drugs and Supplies

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense.

Depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the respective assets. Equipment under capital lease is amortized using the straight-line method over the shorter of the period of the lease term or the estimated useful life of the equipment. Estimated lives are as follows:

Building and building improvements                     7-40 years
Furniture and equipment                                5-15 years

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims. These accrued healthcare cost estimates will vary from actual results and the differences may be significant.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to Corvallis for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

Corvallis does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Notes Receivable from Stockholders

Corvallis maintains various agreements with stockholders for their purchase of common stock. The notes bear interest at 6.52% and mature at various stages through the year 2006.

Provider Compensation and Benefits

Provider compensation and benefits consists of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  REVENUES:

Corvallis reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

Corvallis contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to Corvallis by the HMO for plan enrollees.

The majority of the HMO contracts are full-risk or modified full-risk contracts. Under a full-risk contract, Corvallis assumes the obligation of providing all healthcare services to enrollees and is obligated to reimburse outside providers for services rendered to enrollees. Generally, such payments to outside providers are limited to out-of-area services, emergency services and services not currently offered by Corvallis. Modified full-risk contracts are similar to full-risk contracts except that the HMO is obligated to pay for out-of-area services.

Corvallis has entered into subcapitation agreements with certain of these outside providers. Under these agreements, Corvallis prepays the outside provider based upon enrollee/participant formulas in which the subprovider assumes the risk of providing patient care. Additional limitations on losses are provided by the payment of stop loss reinsurance premiums and through a percentage limitation on overall savings or losses of the programs.

Corvallis has accrued the claims associated with services provided by outside providers for which Corvallis is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare cost in the accompanying financial statements.

Corvallis follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Corvallis' revenue associated with these contracts was approximately $16,699,000 and $11,945,000 for the thirteen months ended December 31, 1996 and the year ended November 30, 1995, respectively.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. Corvallis has agreements with third-party payors that provide payments to Corvallis at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:

                                                                           Year Ended November 30,
                                          13 Months Ended              ------------------------------
                                         December 31, 1996                1995                1994
                                         -----------------             -----------        -----------

Fee-for-service, gross                         $28,801,033             $25,778,976        $25,129,788
Contractual discounts                            6,349,369               5,074,387          5,584,213
                                               -----------             -----------        -----------
Fee for service, net                           $22,451,664             $20,704,589        $19,545,575
                                               ===========             ===========        ===========

A summary of the most significant fee-for-service arrangements is as follows:

         Medicare

         A significant portion of Corvallis' services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 16%, 15%, and 18% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1996, 1995 and 1994, respectively.

         Medicaid

         Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 2%, 3% and 5% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1996, 1995 and 1994, respectively.

         Other Payors

         Corvallis has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Corvallis under these agreements includes discounts from established charges.

Major Customers

Two customers in 1996, four customers in 1995 and two customers in 1994 represented individually more than 10% of Corvallis' net revenue as follows:

                                                    13 Months           Year Ended
                                                      Ended            November 30,
                                                  December 31,         ------------
                                                      1996            1995      1994
                                                  -----------         --------------
Pacificare - Commercial                                21%             23%       19%
Pacificare - Secure Horizons                           10              16        13
SelectCare                                              -              10         -
Oregon Health Plan                                      -              11         -

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                  December 31,       November 30,
                                                                      1996               1995
                                                                  -----------        ------------

Land and land improvements                                        $   666,565        $   666,565
Buildings and leasehold improvements                               19,448,346         14,109,506
Furniture and equipment                                             8,019,077          7,016,184
Construction in progress                                                    -          5,275,155
                                                                  -----------        -----------
                                                                   28,133,988         27,067,410
Less- Accumulated depreciation                                     (9,220,560)        (7,533,789)
                                                                  -----------        -----------
                                                                  $18,913,428        $19,533,621
                                                                  ===========        ===========

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that Corvallis follow the liability method of accounting for deferred income taxes. Differences between financial reporting and income tax net operating losses are due primarily to the use of the cash method of accounting for income tax purposes. Corvallis has adopted a December 31 year-end for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Corvallis' deferred tax assets and liabilities are as follows:

                                                                             December 31,        November 30,
                                                                                 1996                1995
                                                                             -----------        -----------

Deferred tax assets:
  Cash to accrual adjustments                                                $ 4,261,000        $ 4,254,000
  Net operating loss                                                             832,000          1,135,000
  Other                                                                          306,000              4,000
                                                                             -----------        -----------
          Gross deferred tax assets                                            5,399,000          5,393,000

Less- Valuation allowance                                                     (1,778,000)        (2,161,000)
                                                                             -----------        -----------
          Net deferred tax asset                                               3,621,000          3,232,000

Deferred tax liabilities:
  Cash to accrual adjustments                                                 (3,621,000)        (3,232,000)
                                                                             -----------        -----------
          Net deferred tax (liability) asset                                    $      -           $      -
                                                                             ===========        ===========

Due to the differing fiscal periods, the federal and state net operating loss carryforwards reported on the respective tax returns will differ from the amounts reported above.

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                    13 Months                  Year Ended
                                                      Ended                   November 30,
                                                  December 31,          ---------------------------
                                                       1996               1995              1994
                                                  -------------         -----------    ------------
Federal tax at statutory rate                       $(604,000)          $(716,000)        $(434,000)
Add (deduct):
  State income tax, net of federal
    benefit                                          (107,000)           (126,000)          (77,000)
  Future tax benefits not recognized                  699,000             849,000           510,000
  Other                                                12,000              (7,000)            1,000
                                                    ---------           ---------         ---------
Provision for income taxes                             $    -              $    -            $    -
                                                    =========           =========         =========


Nonrealized future tax benefits referred to above represent tax benefits related to net operating loss (NOL) carryforwards. These benefits have not been recognized in the accompanying financial statements because there is no assurance these NOLs can be utilized in the future.

6.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                           December 31,         November 30,
                                                                                                1996                1995
                                                                                           -------------        -----------

Note payable interest at 10%, payable in monthly installments of $30,551 through
    February 1999, secured by equipment                                                      $  706,641          $1,007,818

Notepayable, interest at 9%, payable in monthly installments of $35,097 through
    August 2000, secured by real equipment                                                    1,303,972                   -
                                                                                             ----------          ----------
          Total long-term debt                                                                2,010,613           1,007,818

Less- Current portion                                                                          (622,900)           (278,365)
                                                                                             ----------          ----------
          Long-term debt, net of current portion                                             $1,387,713          $  729,453
                                                                                             ==========          ==========

Scheduled maturities of long-term debt, including current maturity, are as follows:

             1997                    $  622,900
             1998                       685,795
             1999                       430,654
             2000                       271,264
                                     ----------
                                     $2,010,613
                                     ==========

Lines of Credit

Corvallis maintains a revolving line-of-credit agreement with a bank providing up to $2,500,000, secured by accounts receivable and inventory. Corvallis maintains a second revolving line-of-credit agreement with a bank providing up to $1,400,000 secured by business equipment. At December 31, 1996, borrowings outstanding were $3,330,000. These lines of credit bear interest at the lender's prime rate (8.25% at December 31, 1996) and are due on demand. At February 1, 1997, the $2,500,000 revolving line of credit was consolidated into a $7,500,000 line-of-credit as a result of the reorganization transaction (Note 14).

7.  LEASE COMMITMENTS:

Capital Lease

Corvallis leases certain equipment under an agreement which is classified as a capital lease. The lease has an original term of five years and includes a bargain purchase option. Lease equipment included in property, plant and equipment is as follows:

                                                              December 31,        November 30,
                                                                 1996                1995
                                                               --------             --------

Equipment                                                      $ 260,255           $ 260,255
Less- Accumulated amortization                                  (177,841)           (121,452)
                                                               ---------           ---------
                                                               $  82,414           $ 138,803
                                                               =========           =========

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment and the related rentals are charged to operations as incurred.

Future Minimum Lease Payments

Future minimum lease payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996:

                                                  Capital        Operating
                                                   Lease           Leases
                                                  --------        --------
   1997                                           $ 67,864        $180,620
   1998                                             34,880         180,390
   1999                                                  -         183,640
   2000                                                  -          22,680
   2001                                                  -          22,680
Thereafter                                               -          13,230
                                                  --------        --------
Total minimum lease payments                       102,744        $603,240
Amounts representing interest                       (9,541)       ========
                                                  --------
Present value of minimum payments                   93,203
Current portion                                    (55,071)
                                                  --------
Long-term capitalized lease obligations           $ 38,132
                                                  ========

Direct Financing Lease Obligation

In June of 1995, Corvallis contributed land, buildings, construction in process and related notes payable to HealthCare Partners, LLC (Note 13). At the date of transfer, Corvallis entered into 30-year lease agreements for the Asbury, Aumann, CFM and PFM buildings and a 5-year lease agreement for the Albany building. Monthly rental payments under these leases are $183,576. The assets were sold under a sale/leaseback arrangement and, therefore, this is being accounted for as a financing transaction wherein the assets remain on the books and continue to be depreciated. Corvallis recorded a direct financing lease obligation for cash received by Corvallis and obligations assumed by the LLC as part of the transaction.

The liability for this lease obligation was $14,141,665 at December 31, 1996 and $14,356,463 at November 30, 1995. Scheduled principal payments at December 31, 1996 are as follows:

             1997                     $   220,970
             1998                         242,667
             1999                         266,496
             2000                         286,655
             2001                         244,027
          Thereafter                   12,880,850
                                      -----------
                                      $14,141,665
                                      ===========

8.  RETIREMENT PLANS:

401(k) Profit Sharing Plan

Corvallis has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 10% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Code). Corvallis is required to make matching contributions equal to 50% of employee contributions up to 8% of the employee's compensation. Corvallis may also make discretionary contributions. Clinic contributions are 100% vested.

Money-Purchase Pension Plan

Corvallis also has a Money-Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Corvallis contributes 5.4% of the employee's eligible earnings up to $48,481 and 10.8% of eligible earnings in excess of $48,481. These contributions are 100% vested upon eligibility.

Corvallis' contributions for these plans for the 13-month period ended December 31, 1996 and the years ended November 30, 1995 and 1994 were approximately $1,494,000, $2,010,000 and $1,813,000, respectively.

9.  PROFESSIONAL LIABILITY:

Corvallis maintains a claims-made professional liability insurance policy. The policy coverage is $5,000,000 per claim, with no aggregate maximum limit for claims made against Corvallis and its employees. Accruals for outstanding claims and the associated deductibles are made in the period in which the event becomes known. Corvallis also accrues an actuarial estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

At February 1, 1997, Corvallis' professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 14). The consolidated claims-made policy has no deductible. The policy coverage is $2,000,000 per claim, with an aggregate limit of $4,000,000 and includes full prior acts coverage.

10.  REDEEMABLE STOCK:

Corvallis has three classes of stock which are redeemable at the option of the shareholders upon retirement, termination of employment and certain other events. A summary of the activity in these stock accounts for the period November 30, 1993 through December 31, 1996, together with other information, is presented below:

                                              Class A             Class B               Class C
                                         Voting Preferred      Voting Common      Nonvoting Preferred     Notes
                                         ------------------   -----------------   -------------------   Receivable
                                         Shares   Carrying     Shares  Carrying     Shares   Carrying      From
                                         Issued    Value       Issued    Value      Issued     Value    Stockholders     Total
                                         ------    -----       ------    -----      ------     -----    ------------     -----


BALANCE, November 30, 1993                 62    $1,117,636    11,335  $2,631,745     6,140  $614,000   $(485,931)     $3,877,450

  Stock issued                              9       207,000       700     210,150     3,100   310,000    (399,150)        328,000
  Stock redeemed                           (3)      (25,000)        -           -      (480)  (48,000)          -         (73,000)
  Accretion                                 -        58,817         -     452,743         -         -           -         511,560
  Payments of notes receivable              -             -         -           -         -         -     143,549         143,549
                                          ---    ----------    ------  ----------   -------  --------   ---------      ----------
BALANCE, November 30, 1994                 68     1,358,453    12,035   3,294,638     8,760   876,000    (741,532)      4,787,559

  Stock issued                              1        23,000         -           -         -         -     (23,000)              -
  Stock redeemed                           (1)      (23,000)        -           -      (190)  (19,000)          -         (42,000)
  Accretion                                 -         5,661         -     771,803         -         -           -         777,464
  Payments of notes receivable              -             -         -          -         -         -      136,925         136,925
                                          ---    ----------    ------  ----------   -------  --------   ---------      ----------
BALANCE, November 30, 1995                 68     1,364,114    12,035   4,066,441     8,570   857,000    (627,607)      5,659,948

  Stock issued                              1        23,000         -          -         -         -      (13,000)         10,000
  Stock redeemed                           (5)     (115,000)     (235)   (139,825)     (570)  (57,000)          -        (311,825)
  Accretion                                 -        78,566         -   1,441,642         -         -           -       1,520,208
  Payments of notes receivable              -             -         -          -         -         -       81,081          81,081
                                          ---    ----------    ------  ----------   -------  --------   ---------      ----------
BALANCE, December 31, 1996                 64    $1,350,680    11,800  $5,368,258     8,000  $800,000   $(559,526)     $6,959,412
                                          ===    ==========    ======  ==========   =======  ========   ==========     ==========

Current redemption value per share               $   23,000            $      595            $    100
                                                 ==========            ==========            ========

Redemption value for shares issued               $1,472,000            $7,021,000            $800,000
                                                 ==========            ==========            ========

Total authorized shares                   200                  25,000               100,000
                                          ===                  ======               =======

The carrying value of the Class A and Class B shares are being increased (accreted) to the redemption price using the effective interest rate through the earliest estimated redemption date. Currently, none of the shares are redeemable at a certain date. Accordingly, no determination can be made of redemption requirements for specific years in the future.

11.  DEFERRED COMPENSATION:

Corvallis provides compensation to eligible shareholders who retire based upon average shareholder income, as defined in the Employment Agreement, for the first three years following retirement. Provider/shareholder retirees who have 20-1/2 years of service and attain age 65 while in service with Corvallis are eligible to receive such deferred retirement compensation. The deferred compensation recorded in the accompanying financial statements is the net present value of the future obligations recognized for the years of service.

12.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Corvallis is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of Corvallis.

Employment Obligations

Effective December 18, 1996, the chief executive officer's employment with Corvallis was terminated. The severance agreement costs have been expensed in 1996.

Other Commitments

References of other commitments are made in the discussion of various lease commitments and related debt guarantees in Notes 7 and 13.

13.  INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates consist of investments in various entities which are accounted for on the equity method. The names of these entities, carrying values and the percent of ownership held by Corvallis are summarized below:

                                                                      Carrying Value at
                                                                     ------------------
                                               Percent        December 31,          November 30,
                 Investee                       Owned              1996                  1995
       ----------------------------            -------        ------------         -------------
Corvallis MRI                                      33%             $217,688             $231,058
HealthCare Partners, LLC                           50               436,537              259,319
Healthquest                                         -                     -               71,291
                                                                   --------             --------
                                                                   $654,225             $561,668
                                                                   ========             ========

Additional information regarding these investments is discussed below.

Corvallis MRI:

Corvallis holds a one-third interest in Corvallis MRI, a partnership organized in 1988 which owns and operates a magnetic resonance imaging (MRI) scanner. The MRI unit is housed in facilities leased from Good Samaritan Hospital, another partner, and operated by Corvallis Radiology, P.C., the third partner. Summarized financial information of Corvallis MRI for its December 31 fiscal year is presented below:

Balance sheet data-

                                                                 As of December 31,
                                                              ---------------------------
                                                                 1996              1995
                                                              ----------       ----------

Current assets                                                $  461,072       $  618,677
Fixed assets                                                   1,034,361        1,288,043
Other assets                                                      40,000                -
                                                              ----------       ----------
     Total assets                                             $1,535,433       $1,906,720
                                                              ==========       ==========

Current liabilities                                           $  399,787       $  346,383
Long-term debt                                                   437,584          796,735
Other long-term liabilities                                       45,000                -
Partners' equity                                                 653,062          763,602
                                                              ----------       ----------
     Total liabilities and Partners' equity                   $1,535,433       $1,906,720
                                                              ==========       ==========

Operations data-

                                                                Year Ended December 31,
                                                       -------------------------------------------
                                                       1996              1995              1994
                                                    ----------        ----------        ----------
Revenues                                            $1,827,753        $1,657,619        $1,303,800
Operating expenses                                    (936,558)         (834,435)         (746,580)
Other income (expense)                                 (56,734)          (83,351)          (83,592)
                                                    ----------        ----------        ----------
                                                    $  834,461        $  739,833        $  473,628
                                                    ==========        ==========        ==========

During 1996, 1995 and 1994, payments to Corvallis MRI for services provided to Corvallis were $143,072, $61,785 and $65,504, respectively, and are included in purchased services.

HealthCare Partners, LLC

During the year ended November 30, 1995, Corvallis entered into a joint venture agreement with Good Samaritan Hospital, Corvallis to form a limited liability company to own and manage Corvallis' buildings and real properties and to serve as a vehicle for financing future property expansion for Corvallis. Corvallis contributed assets and liabilities in exchange for a 50% membership interest in the limited liability company.

The net book value of assets and liabilities contributed by Corvallis was $13,804,704 for buildings, land and construction in progress and $8,363,298 for related debt. In addition, Corvallis received $2,734,386 in cash reimbursements for the market value of the above contributed net assets in excess of the Hospital's contributed equity, as measured at the date of formation of the limited liability company.

This transaction has been accounted for as a financing due to the continuing involvement of Corvallis in the assets through its ownership interest in the limited liability company. Accordingly, the contributed property remains as an asset of Corvallis. The debt at the transaction date, together with the cash received for the excess value of the contributed net assets, has been included in the related financing obligations (Note 7).

Summarized financial information of HealthCare Partners, LLC for its fiscal year is presented below:

Balance sheet data-

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1996                  1995
                                                                                -----------          -----------

Current assets                                                                  $   271,240          $   276,548
Financing lease receivable                                                       17,993,030           18,095,340
Property and improvements                                                         6,267,652            5,357,704
Other assets                                                                        145,494              175,414
                                                                                -----------          -----------
          Total assets                                                          $24,677,416          $23,905,006
                                                                                ===========          ===========

Current liabilities                                                             $ 2,053,542          $ 1,211,560
Long-term debt                                                                    7,842,940            8,014,916
Members' equity                                                                  14,780,934           14,678,530
                                                                                -----------          -----------
          Total liabilities and Members' equity                                 $24,677,416          $23,905,006
                                                                                ===========          ===========

Operations data-

                                                                                             Inception
                                                                    December 31,          (June 1) through
                                                                        1996              December 31, 1995
                                                                    ------------           -----------------
Revenues                                                             $2,506,116               $1,257,835
Expenses                                                              1,664,715                  679,981
                                                                     ----------               ----------
          Net income                                                 $  841,401               $  577,854
                                                                     ==========               ==========

Revenues include interest income of $1,962,385 for the year ended
December 31, 1996 and $1,149,055 for the 1995 period relating to the financing lease with Corvallis. As a substantial portion of the joint venture's income is derived from payments made by Corvallis for this interest income, Corvallis' share of earnings from the joint venture is offset against interest expense in the accompanying statements of income.

Concurrent with the formation of the limited liability company, Corvallis has entered into a lease agreement relating to buildings and properties which were contributed to the limited liability company and are occupied by Corvallis. Future minimum rental commitments under the agreement are approximately $2,159,000 per year for the first 5 years and approximately $2,054,000 per year for the next 25 years, subject to fair market value adjustments after the first five years.

Corvallis has guaranteed approximately $6,100,000 of long-term debt associated with the above joint venture.

Healthquest

During 1996, Corvallis' sold their interest in Healthquest to one of the other partners. Corvallis recognized a loss on the sale of their investment of $18,036 included in the accompanying financial statements.

14.  SUBSEQUENT EVENTS:

The shareholders and Board of Directors of Corvallis approved a Reorganization and Merger Agreement (the Agreement) dated February 1, 1997 together with the shareholders and Board of Directors of HealthFirst Medical Group P.C.; the Medford Clinic P.C.; and Physician Partners, Inc. (PPI), a newly formed company.

The transaction resulted in a separation of operations of the three founding medical groups between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three founding medical groups: cash, receivables, inventory, prepaids, property, plant and equipment, other assets, payables, accruals, debt and contractual commitments, was transferred to PPI. The shareholders of the three founding clinics became the original shareholders of PPI.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services provided include management and administrative services, capital resources, facilities, equipment and supplies.

As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less
(ii) Manager's Expenses.

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the reorganization transaction have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the reorganization will be a tax-free transaction. No ruling will be requested from the Internal Revenue Service regarding the tax consequences of the transaction. If the IRS or tax court were to determine that the transactions were not tax free, there would be significant adverse tax consequence to the parties to the transaction and their respective shareholders.

In connection with the reorganization transaction, the three founding medical groups have entered into an Expense Sharing Agreement which establishes the basis upon which certain costs incurred in connection with the transactions are to be allocated between the three groups. Corvallis' share of such costs are reflected as a charge to equity in the accompanying statement of accumulated deficit. At December 31, 1996, Corvallis owed $328,626 related to this agreement, which was included in accounts payable in the accompanying financial statements.

                                   SIGNATURES
                           See General Instruction D

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              PHYSICIAN PARTNERS, INC.
                                  (Registrant)

                              By  /s/ David Goldberg

                                  David Goldberg
                                  President, Chief Executive Officer and
                                  Director



                                               4/3/97


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                              By  /s/ Tim E. Dupell

                                  Tim E. Dupell
                                  Chief Financial Officer,
                                  Director, Senior Vice President




                                               4/3/97


                              By  /s/ Anna Loomis

                                  Anna Loomis
                                  Controller




                                               4/3/97



                              By  /s/ Michael F. Bonazzola, M.D.

                                  Michael F. Bonazzola, M.D.
                                  Senior Vice President, Director




                                               4/4/97



                              By  /s/ Bruce E. Van Zee, M.D.

                                  Bruce E. Van Zee, M.D.
                                  Chairman of the Board, Director

                                              4/4/97





                             By  /s/ David H. Cutsforth, Jr., M.D.

                                 David H. Cutsforth, Jr., M.D.
                                 Director




                                             4/4/97


                             By  /s/ Russell A. Dow, M.D.

                                 Russell A. Dow, M.D.
                                 Director





                                              4/4/97



                             By  /s/ Douglas M. Mancino, Esq.

                                 Douglas M. Mancino, Esq.
                                 Director





                                              4/4/97