Form 10-Q
period 1997-03-31
PHYSICIAN PARTNERS INC
filed 1997-05-15
CIK 1026019

                    SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                         COMMISSION FILE NO.: 333-15595

                            PHYSICIAN PARTNERS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        93-1217068
------------------------------------------          ----------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER ID NO.)
INCORPORATION OR ORGANIZATION)


111 SW COLUMBIA STREET, SUITE 725
PORTLAND, OREGON                                              97201
------------------------------------------          ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (503) 224-2249
                                                    ----------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES   X    NO
         ------     ------

      As of May 15, 1997, 5,672,250 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding.

                            PHYSICIAN PARTNERS, INC.
                                 BALANCE SHEETS

             AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                (All dollar amounts are expressed in thousands)

                                     ASSETS

                                                               March 31,   December 31,
                                                                 1997          1996
                                                              -----------  -----------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $       678         $  4
  Patient accounts receivable, net of allowances for
  contractual discounts and uncollectible accounts of
    $9,536 and $0 at March 31, 1997 and
    December 31, 1996, respectively                                17,226            -
  Healthcare and other receivables                                  5,355            -
  Receivables from New PCs                                            537            -
  Inventories of drugs and supplies                                   457            -
  Prepaid expenses and deposits                                       723            -
  Restricted investments                                              250            -
                                                              -----------  -----------
          Total current assets                                     25,226            4
                                                              -----------  -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation and amortization of $21,454 and
   $9 at March 31, 1997 and December 31,
   1996, respectively                                              44,211           89
                                                              -----------  -----------
OTHER ASSETS:
  Investments in affiliates                                           831            -
  Other                                                               404            7
                                                              -----------  -----------
                                                                    1,235            7
                                                              -----------  -----------
          Total assets                                        $    70,672  $       100
                                                              ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                               $    6,550            -
  Current portion of long-term debt and capital and direct          3,088            -
    financing lease obligations
  Drafts payable                                                      823            -
  Accounts payable and accrued expenses                             3,284  $        97
  Accrued healthcare costs                                          6,600            -
  Accrued compensation and related expenses                         8,080            -
  Deferred revenue                                                    590            -
  Deferred income tax liability                                     1,491            -
                                                              -----------  -----------
          Total current liabilities                                30,506           97
                                                              -----------  -----------
LONG-TERM DEBT, net of current portion                             13,173            -

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of             18,306            -
  current portion
DEFERRED COMPENSATION AND OTHER                                     5,668            -
COMMITMENTS AND CONTINGENCIES                                           -
STOCKHOLDERS' EQUITY:
Preferred Stock - $0.01 par value; 50,000,000 shares                    -            -
  authorized; no shares issued or outstanding
Common Stock -
Class A - - Voting; $0.01 par value; 20,000,000 shares
  authorized; 5,672,250 and 138,000 shares issued and                  57            1
  outstanding at March 31, 1997 and December 31, 1996,
  respectively
Class B - - Voting; $0.01 par value; 30,000,000 shares                  -            -
authorized; no shares issued or outstanding
Additional paid in capital                                          9,801        5,008
Accumulated Deficit                                                (4,641)      (4,955)
Notes receivable from stockholders for purchase of stock           (1,006)         (51)
Unamortized value of restricted stock awards                       (1,192)           -
                                                              -----------  -----------
          Total stockholder's equity                                3,019            3
                                                              -----------  -----------
          Total liabilities and stockholders' equity          $    70,672  $       100
                                                              ===========  ===========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            PHYSICIAN PARTNERS, INC.
                            STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                (All dollar amounts are expressed in thousands,
                     except for earnings per share amounts)

                                   (Unaudited)


                                                                1997
                                                             -----------
REVENUES:
  Reimbursement of Manager's Expenses                       $     17,374
  Management fees                                                  1,086
                                                             -----------
          Net revenues                                            18,460

OPERATING EXPENSES:
  Clinic salaries, wages and benefits                              7,617
  Purchased medical services                                       3,305
  Medical and office supplies                                      2,495
  General and administrative expenses                              2,007
  Lease and rent expense                                             637
  Depreciation and amortization                                      762
  Corporate costs                                                    228
                                                             -----------
          Total operating expenses                                17,051
                                                             -----------
          Operating income                                         1,409

OTHER EXPENSES:
  Interest expense                                                   551
  Reorganization costs                                               544
                                                             -----------
          Net income before provision for income taxes               314
                                                             -----------
PROVISION FOR INCOME TAXES                                             -
                                                             -----------
NET INCOME                                                   $       314
                                                             ===========

EARNINGS PER SHARE                                           $      0.07
                                                             ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                            4,469,500
                                                             ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            PHYSICIAN PARTNERS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
       (All amounts are expressed in thousands, except number of shares)
                                  (Unaudited)


                                Class A
                              Common Stock
                      -------------------------------   Unamortized
                                           Additional     Value of        Stock        Accumu-
                        Number              Paid in      Restricted    Subscription    ulated
                      of Shares   Amount    Capital     Stock Awards    Receivable     Deficit    Total
                      ---------   ------   ----------   ------------   ------------    --------   -----
BALANCE
December 31, 1996       138,000    $ 1       $5,008       $     -         $   (51)     $(4,955)   $    3

Issuance of Common
Stock                 5,537,250     56            -             -               -            -        56

Retirement of
Common Stock             (3,000)     -            -             -               -            -         -

Assumption of Old
PC equity                     -      -        4,793        (1,192)           (974)           -     2,627

Repayment of stock
subscription                  -      -            -             -              19            -        19

Net Income                    -      -            -             -               -          314       314
                      ---------    ---       ------       -------         -------      -------    ------
BALANCE
March 31, 1997        5,672,250    $57       $9,801       $(1,192)        $(1,006)     $(4,641)   $3,019
                      =========    ===       ======       =======         =======      =======    ======

                            PHYSICIAN PARTNERS, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)


                                                                1997
                                                            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $       314
  Adjustment to reconcile net income to net cash used in
    operating activities-
      Depreciation and amortization                                 762
      Equity in income of affiliates                               (114)
      Changes in operating assets and liabilities
       (excluding asset and liabilities assigned
       to Physician Partners, Inc.):
        Patient accounts receivable, net                             28
        Healthcare and other receivables                           (869)
        Receivables from New PCs                                   (537)
        Inventories of drugs and supplies                          (132)
        Prepaid expenses and deposits                                61
        Other assets                                               (151)
        Accounts payable and accrued expenses                      (576)
        Accrued healthcare costs                                    254
        Accrued compensation and related expenses                   538
        Deferred compensation and other                            (190)
                                                            -----------
          Net cash used in operating activities                    (612)
                                                            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (162)
                                                            -----------
          Net cash used in investing activities                    (162)
                                                            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings under line of credit                 450
    agreement
  Principal payments on long-term debt and direct                  (390)
    financing lease obligation
  Proceeds from repayments of notes receivable from                  19
    stockholders
  Reorganization costs funded by New PCs                            342
  Cash assigned to Physician Partners, Inc. in merger             1,027
                                                            -----------
          Net cash provided by financing activities               1,448
                                                            -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           674

CASH AND CASH EQUIVALENTS, beginning of period                        4
                                                            -----------
CASH AND CASH EQUIVALENTS, end of period                    $       678
                                                            ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $       526
  Cash paid for income taxes                                          -


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On February 1, 1997, as a result of the merger, PPI succeeded to the assets and liabilities of the old PC's. The book value of the old PCs assets and liabilities, including $1 million of cash, at January 31, 1997 are presented below:

     Current assets                             $ 23,769
     Property, plant and equipment                44,722
     Other long-term assets                        1,597
     Current liabilities                          28,777
     Long-term liabilities                        38,975
     Contributed Equity                            2,336


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            PHYSICIAN PARTNERS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997


1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of Physician Partners, Inc. ("PPI"), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in PPI's special filing under Form 10-K for the period ended December 31, 1996.

2. REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and PPI, were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's.

The Transactions resulted in a separation of operations of the Old PCs between medical professional services activities (i.e., providers of medical services), which were transferred to the New PCs, in the reorganization and the physician practice management activities of the business, which were transferred to PPI in the merger. In such merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the three Old PC's, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI. As consideration in the merger, the shareholders of Old PC's received stock of PPI.

Under the Management Agreement, PPI provides physician practice management services to the New PCs. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No such opinion was requested from tax counsel with respect to the reorganization transaction. No ruling was requested from the Internal Revenue Service (IRS) regarding the tax consequences of the Transactions. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequence to the parties to the Transaction and their respective shareholders.

In connection with the Transactions, the Old PCs entered into an Expense Sharing Agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated between the Old PCs. The New PCs have assumed the obligations under the Expense Sharing Agreement.

3.  NET REVENUES:

The following represents amounts included in the determination of net revenue from the effective date of Transactions (in thousands):

                          Corvallis    HealthFirst    Medford     Combined
                          ---------    -----------    -------     --------
Net Clinic Revenue           6,834        10,432        6,895      24,161
Less:  Manager's Expenses    4,959         7,326        5,089      17,374
                             -----         -----        -----      ------
Adjusted Revenue             1,875         3,106        1,806       6,787
                             X 16%         X 16%        X 16%       X 16%
                             -----         -----        -----      ------
Management Fee                 300           497          289       1,086
Reimbursement of
Manager's Expenses                                                 17,374
                                                                   ------
PPI Net Revenue                                                    18,460
                                                                   ======

4. INCOME TAXES:

During 1997 PPI anticipates improved operations and will be reversing a portion of the valuation reserve against the deferred tax assets. Therefore, the current period tax provision will be offset by a tax benefit recognized upon the reversal of the valuation allowance resulting in no net tax provision being reflected in the accompanying statement of operations.

5.  SUBSEQUENT EVENTS:

There were six shareholders of the New PCs who have exercised their dissenters rights under the Oregon Business Corporation Act. Accordingly, they will be entitled to receive the fair value of the shares they own. Under the Oregon Business Corporation Act, fair value of the shares means the value of the shares immediately before the reorganization transaction was consummated, excluding any value arising from the merger. The aggregate fair value amount of the shares owned by the dissenters has been estimated by PPI to be $368,354. This amount has been paid to the dissenters subsequent to March 31, 1997. It is unknown whether the dissenters concur with PPI's estimate of fair value. If there is a disagreement, PPI may commence a judicial proceeding to determine the fair value of the shares and accrued interest. A substantial difference between PPI's estimate of fair value and the judicially determined fair value could have a material adverse effect on PPI's financial position and liquidity

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Future results may differ materially from historical results or from results or outcomes currently expected or sought by Physician Partners, Inc. ("PPI").

OVERVIEW

PPI is a physician practice management company ("PPM") that operates primary care and multi-specialty clinics in the Pacific Northwest. PPI was formed in June 1996 and on February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and PPI, were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's.

In exchange for providing management services under the Management Agreement, and certain facilities and equipment to the managed clinics, PPI is reimbursed for all managerial costs and expenses ("Manager's Expenses") incurred by PPI and is paid a management fee. The management fee is 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses. PPI has a Management Agreement with each of the three New PCs, i.e., HealthFirst, Medford and Corvallis.

The three New PCs have 28 clinical delivery sites and nearly 300 providers. PPI's strategy is to pioneer innovative health care delivery into the 21st century as a leading primary care-based multi-specialty group PPM. PPI endeavors to deliver high quality health care by involving physicians at every level of the organization. PPI is currently 98% owned by physicians and the Board of Directors maintains a physician majority.

To increase revenues, PPI will work with the New PCs to recruit additional physicians, merge other physician groups in the area into their clinic, and aid in the negotiation of managed care contracts. PPI is working on initiatives to reduce the New PC's Manager's Expenses through regional purchasing and insurance contracts and through the consolidation of various services. PPI intends to expand is presence in the Pacific Northwest through acquisitions of physician groups in new areas.

RESULTS OF OPERATIONS

1997 Results

The $540 of reorganization costs were incurred to complete the Transactions and consisted of legal, accounting, and printing expenses. Corporate costs of $230 consisted mainly of the salaries, wages and benefits of PPI management and the operating expenses of the corporate office.

Pro Forma Information

As previously discussed, the merger of Old PCs with and into PPI became effective February 1, 1997. Substantially all of the assets and liabilities of the clinics were transferred to PPI as a result of the merger. Also, an integral part of the merger is a Management Agreement that calls for PPI to provide physician practice management services to the three New PCs.

The actual results reflect only two months of post merger operating activities in the first quarter of 1997 and no activity for the first quarter of 1996. Summarized unaudited pro forma financial information is presented below. The pro forma balance sheet information is presented as if the merger had occurred on December 31, 1996 and the pro forma income statement information is presented as if the merger had taken place on January 1, 1996.

Pro Forma Unaudited Balance Sheet Information as of December 31, 1996 (all amounts are in thousands):

        ASSETS:
          Current assets                         $25,050
          Property, plant and equipment           45,064
          Other assets                             1,032
                                                 -------
             Total assets                         71,146
                                                 -------
        LIABILITIES:
          Current liabilities                     33,945
          Long-term debt and capital              28,602
          lease obligations
          Other long-term liabilities              6,489
                                                 -------
             Total liabilities                    69,036
                                                 -------
        SHAREHOLDERS' EQUITY                       2,110
                                                 -------
           Total liabilities and
              shareholders' equity                71,146
                                                 =======

Summarized Unaudited Pro Forma Income Statement Information (all amounts are in thousands, except earnings per share):

                                                       For the three
                                                    months ended March 31,
                                                    1997           1996
                                                  ----------     ----------
          REVENUES:
          Reimbursement of Manager's              $   27,461     $   25,156
          Expenses
          Management fee                               1,660          1,607
                                                  ----------     ----------
              Net revenues                            29,121         26,763
          Manager's Expenses                          27,461         25,156
          Corporate costs                                342            342
                                                  ----------     ----------
          Net income before provision for              1,318          1,265
          income taxes
          Provision for income taxes                     527            506
                                                  ----------     ----------
            NET INCOME                            $      791     $      759
                                                  ==========     ==========

          Earnings per share                      $     0.12     $     0.11
                                                  ==========     ==========

This pro forma financial information has been prepared by PPI based on the historical financial statements of PPI and the Old PCs. The pro forma income statement reflects the following adjustments to historical results:

a. Elimination of net revenues of Old PCs from providing medical services as these revenues will be retained by the New PCs.

b. Elimination of historic costs for provider compensation and benefits as such costs will be the responsibility of the New PCs.

c. Addition of the revenues to be earned by PPI under the terms of the management agreement.

d. PPI's corporate overhead costs in 1997 were adjusted to reflect a full quarter. The 1996 first quarter results were adjusted to reflect corporate overhead costs similar to 1997.

e. Elimination of nonrecurring costs related to the reorganization transaction.

f. Elimination of historic income taxes and addition of income taxes based on pro forma pretax income.

g.   Shares used in computing earnings per share were 6,635,250.

The pro forma income statement may not be indicative of actual results if the Transactions had occurred on the dates indicated or which may be realized in the future.

Pro Forma Results:  1997 Compared to 1996

The increase in the reimbursement of Manager's Expenses and the related increase in Manager's Expenses of $2,300 from $25,160 for the first quarter of 1996 to $27,460 for the first quarter of 1997 is mainly attributable to increases in clinic salaries, wages and benefits and purchased medical services. Clinic salaries and wages increased $1.3 million in the first quarter 1997 compared to the same period in 1996 due to increases in clinic employees to support providers added in the second half of 1996. Purchased medical services increased $350 in the first quarter 1997 compared to the first quarter 1996 due to an increase in capitated lives in the various managed care plans. Depreciation and amortization increased $250 over the prior period due to significant fixed asset additions in 1996. The Manager's Expenses do not reflect any cost reductions anticipated by PPI. The management fee increased slightly due to higher production levels at the clinics in 1997 compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased from $8,900 at December 31, 1996
(based on the pro forma balance sheet above) to $5,280 at March 31, 1997.
The decrease is due to a construction loan classified as short-term at December 31, 1996 being converted to long-term debt in the first quarter 1997. Cash flows used in operating activities were $610 in the first quarter of 1997. This was mainly due to the receivable from the New PCs of $540. PPI intends to collect the balance of the receivable from the New PCs by the end of 1997.

Capital expenditures in the first quarter of 1997 were $160. Capital expenditures during the remainder of 1997 are estimated to be approximately $3.9 million and are mainly for purchases of medical and office equipment.

The Transactions resulted in PPI assuming all debt obligations of the Old PCs. The Old PCs previously had separate lines of credit with an aggregate $5.5 million limit. In February 1997, the individual lines of credit were consolidated into one operating line of credit with a $7.5 million limit. This line of credit contains certain covenants, which among other things, require PPI to meet certain financial goals. PPI was in compliance with those covenants at March 31, 1997. At March 31, 1997 PPI had approximately $5.5 million outstanding under the operating line of credit and $1 million outstanding under an equipment line of credit.

At March 31, 1997, PPI had cash and cash equivalents of approximately $680 and $2,000 available under its operating line of credit. PPI believes that the cash and cash equivalents, combined with the line of credit and cash flows from operations is sufficient to meet PPI's planned capital expenditures and working capital needs for the next 12 months.

Management is in the process of negotiating $15 million of private equity funding through the issuance of preferred stock. The proceeds would likely be used to retire some of the debt assumed in the Transactions. Management is also evaluating various alternatives to finance the potential acquisition strategies of PPI. Such alternatives include but are not limited to, traditional commercial banks, private debt, private equity, public equity and public debt. The availability and timing of these alternatives depend on market and other conditions and the acceptability of the terms to PPI. Any future acquisitions are expected to be funded through a combination of existing cash and debt, new debt and the issuance of new PPI stock.

PHYSICIAN PARTNERS, INC.

PART II -- OTHER INFORMATION

ITEM 1: Legal Proceedings

        None.

ITEM 2: Changes in Securities

        None.

ITEM 3: Defaults Upon Senior Securities

        None.

ITEM 4: Submission of Matters to a Vote of Security Holders

        None.

ITEM 5: Other Information

        None.

ITEM 6: Exhibits and Reports on Form 8-K

        (a)     Exhibits

                27 - Financial Data Schedule (for SEC use only)

        (b)     Reports on Form 8-K

                None.

                            PHYSICIAN PARTNERS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        PHYSICIAN PARTNERS, INC.

        (Registrant)

Date:   May 15, 1997                    By: /s/ David Goldberg
        David Goldberg,                     -------------------------
        President and Chief Executive
        Officer

Date:   May 15, 1997                    By: /s/ Tim E. Dupell
        Tim E. Dupell,                      -------------------------
        Chief Financial Officer,
        Senior Vice President

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule