Form 10-Q
period 1997-06-30
PHYSICIAN PARTNERS INC
filed 1997-08-15
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.


                         COMMISSION FILE NO.: 333-15595

                            PHYSICIAN PARTNERS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                        93-1217068
---------------------------------------------            ----------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)




    111 SW COLUMBIA STREET, SUITE 725
    PORTLAND, OREGON                                             97201
----------------------------------------                     ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (503) 224-2249
                                                             ------------------


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

         YES  X    NO
            -----     ------

         As of August 15, 1997, 6,473,961 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding.

                            PHYSICIAN PARTNERS, INC.


                                 BALANCE SHEETS

             AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                (All dollar amounts are expressed in thousands)


                                                      ASSETS

                                                                                               June 30,          December 31,
                                                                                                 1997                1996
                                                                                             ------------        -------------
                                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $       366         $         4
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $8,851 and $0 at June 30, 1997 and
    December 31, 1996, respectively                                                                 16,432                   -
  Healthcare and other receivables                                                                   4,458                   -
  Receivables from New PCs                                                                           1,513                   -
  Inventories of drugs and supplies                                                                    318                   -
  Prepaid expenses and deposits                                                                        959                   -
  Restricted investments                                                                               250                   -
                                                                                               -----------         -----------
          Total current assets                                                                      24,296                   4
                                                                                               -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of
  $22,632 and $9 at June 30, 1997 and December 31, 1996, respectively                               43,671                  89
                                                                                               -----------         -----------
OTHER ASSETS:
  Investments in affiliates                                                                            919                   -
  Other                                                                                                233                   7
                                                                                               -----------         -----------
                                                                                                     1,152                   7
                                                                                               -----------         -----------
          Total assets                                                                         $    69,119         $       100
                                                                                               ===========         ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                               $     5,415                   -
  Current portion of long-term debt and capital and direct financing lease obligations               3,107                   -
  Drafts payable                                                                                     1,051                   -
  Accounts payable and accrued expenses                                                              3,560         $        97
  Accrued healthcare costs                                                                           6,162                   -
  Accrued compensation and related expenses                                                          8,433                   -
  Deferred revenue                                                                                     639                   -
  Deferred income tax liability                                                                      1,491                   -
                                                                                               -----------         -----------
          Total current liabilities                                                                 29,858                  97
                                                                                                                   -----------
LONG-TERM DEBT, net of current portion                                                              12,510                   -

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current portion                              18,070                   -
DEFERRED COMPENSATION AND OTHER                                                                      5,234                   -
COMMITMENTS AND CONTINGENCIES                                                                            -
STOCKHOLDERS' EQUITY:
Preferred Stock - $0.01 par value; 50,000,000 shares authorized; no shares issued or                     -                   -
  outstanding
Common Stock -
Class A - Voting; $0.01 par value; 20,000,000 shares authorized; 6,473,961 and
   138,000 shares issued and outstanding at June 30, 1997 and December 31, 1996,
   respectively                                                                                         65                   1
Class B - Voting; $0.01 par value; 30,000,000 shares authorized; no shares issued or                   -                   -
   outstanding
Treasury stocks                                                                                       (368)                  -
Additional paid in capital                                                                           9,625               5,008
Accumulated Deficit                                                                                 (3,884)             (4,955)
Notes receivable from stockholders for purchase of stock                                              (970)                (51)
Unamortized value of restricted stock awards                                                        (1,021)                  -
                                                                                               -----------         -----------
          Total stockholders' equity                                                                 3,447                   3
                                                                                               -----------         -----------
          Total liabilities and stockholders' equity                                           $    69,119         $       100
                                                                                               ===========         ===========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                (All dollar amounts are expressed in thousands,
                     except for earnings per share amounts)
                                  (Unaudited)

                                                            Three months ended June 30,                Six months ended June 30,
                                                         --------------------------------           -------------------------------
                                                          1997                  1996                 1997                1996
                                                          ----                  ----                 ----                ----
REVENUES:
  Reimbursement of Manager's Expenses                   $    28,540                     -           $    45,914                   -
  Management fees                                             1,627                     -                 2,713                   -
                                                        -----------           -----------           -----------         -----------
          Net revenues                                       30,167                     -                48,627                   -

OPERATING EXPENSES:
  Clinic salaries, wages and benefits                        11,868                     -                19,485                   -
  Purchased medical services                                  5,738                     -                 9,043                   -
  Medical and office supplies                                 4,176                     -                 6,671                   -
  General and administrative expenses                         3,589                     -                 5,596                   -
  Lease and rent expense                                        913                     -                 1,550                   -
  Depreciation and amortization                               1,175                     -                 1,937                   -
  Corporate costs                                               738                     -                   966                   -
                                                        -----------           -----------           -----------         -----------
          Total operating expenses                           28,197                     -                45,248                   -
                                                        -----------           -----------           -----------         -----------
          Operating income                                    1,970                     -                 3,379                   -

OTHER EXPENSES:
  Interest expense                                            1,081                     -                 1,632                   -
  Reorganization costs                                          132                   697                   676                 697
                                                        -----------           -----------           -----------         -----------
          Net income (loss) before provision for
            income taxes                                        757                  (697)                1,071                (697)
                                                        -----------           -----------           -----------         -----------
PROVISION FOR INCOME TAXES                                        -                     -                     -                   -
                                                        -----------           -----------           -----------         -----------
NET INCOME (LOSS)                                               757                  (697)          $     1,071                (697)
                                                        ===========           ===========           ===========         ===========

EARNINGS (LOSS) PER SHARE                               $      0.12           $   (232.33)          $      0.20         $   (232.33)
                                                        ===========           ===========           ===========         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                       6,473,961                 3,000             5,417,967               3,000
                                                        ===========           ===========           ===========         ===========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            PHYSICIAN PARTNERS, INC.
                            ------------------------

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     --------------------------------------
       (All amounts are expressed in thousands, except number of shares)
                                  (Unaudited)





                                Class A
                             Common Stock                                    Unamortized
                         --------------------                  Additional      Value of         Stock
                          Number                  Treasury       Paid in      Restricted     Subscription   Accumulated
                         of Shares     Amount       Stock        Capital     Stock Awards     Receivable      Deficit      Total
                         ---------     ------     --------     ----------    ------------    ------------   -----------   --------

BALANCE,
  December 31, 1996        138,000      $ 1        $    -        $5,008        $    -           $  (51)       $(4,955)      $    3

Issuance of Common
  Stock                  6,338,961       64             -             -             -                -              -           64

Retirement of
  Common Stock              (3,000)       -             -             -             -                -              -            -

Forfeiture of
  common stock                   -        -             -          (168)          111                -              -          (57)

Repurchase of
  common stock                   -        -          (368)            -             -                -              -         (368)

Assumption of Old
  PC equity                      -        -             -         4,785        (1,192)            (974)             -        2,619

Repayment of stock
  subscription                   -        -             -             -             -               55              -           55

Amortization of
  stock awards                   -        -             -             -            60                -              -           60

Net Income                       -        -             -             -             -                -          1,071        1,071
                         ---------      ---        ------        ------       -------           ------        -------       ------
BALANCE,
  June 30, 1997          6,473,961      $65        $ (368)       $9,625       $(1,021)          $ (970)       $(3,884)      $3,447
                         =========      ===        ======        ======       =======           ======        =======       ======

The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.

                             STATEMENT OF CASH FLOWS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)

                                                     Three months ended June 30,   Six months ended June 30,
                                                     ---------------------------   -------------------------
                                                          1997           1996           1997         1996
                                                          ----           ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss)                                     $   757        $  (697)       $ 1,071      $ (697)
  Adjustment to reconcile net income (loss) to net
  cash provided by (used in) operating activities-
      Depreciation and amortization                       1,175              -          1,937           -
      Equity in income of affiliates                       (248)             -           (362)          -
      Changes in operating assets and liabilities
       (excluding assets and liabilities assumed by
       Physician Partners, Inc.):
        Patient accounts receivable, net                    794              -            822          (3)
        Healthcare and other receivables                    897             (3)            28           -
        Receivables from New PCs                           (976)             -         (1,513)          -
        Inventories of drugs and supplies                   139              -              7           -
        Prepaid expenses and deposits                      (236)             -           (175)          -
        Other assets                                        234              -             83           -
        Accounts payable and accrued expenses               504              -            (72)          -
        Accrued healthcare costs                           (438)             -           (184)          -
        Deferred Revenue                                     49              -             49           -
        Accrued compensation and related
          expenses                                          353              -            891           -
        Deferred compensation and other                    (434)             -           (624)          -
                                                        -------           ----        -------        ----
          Net cash provided by (used in) operating
            activities                                    2,570           (700)         1,958        (700)
                                                        -------           ----        -------        ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (635)             -           (797)          -
  Cash distributions received from investments              100              -            100           -
                                                        -------           ----        -------        ----
          Net cash used in investing activities            (535)             -           (697)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on borrowings under line of
    credit agreement                                     (1,135)             -           (685)          -
  Principal payments on long-term debt and
    direct financing lease obligation                      (880)             -         (1,270)          -
  Proceeds from repayments of notes receivable
    from stockholders                                        36              -             55           -
  Reorganization costs funded by New PCs                      -            700            342         700
  Cash assigned to Physician Partners, Inc. in
    merger                                                    -              -          1,027           -
  Purchase of treasury stock                               (368)             -           (368)          -
                                                        -------           ----        -------        ----
          Net cash provided by (used in)
            financing activities                         (2,347)           700           (899)        700
                                                        -------           ----        -------        ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (312)           700            362         700

CASH AND CASH EQUIVALENTS, beginning of period              678              -              4           -
                                                        -------           ----        -------        ----
CASH AND CASH EQUIVALENTS, end of period                $   366           $  -        $   366       $   -
                                                        =======           ====        =======        ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                               $1,030           $  -        $ 1,825      $    -
    Cash paid for income taxes                                -              -              -           -


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On February 1, 1997, as a result of the merger, PPI succeeded to the assets and liabilities of the Old PC's. The book value of the Old PC's assets and liabilities, including $1 million of cash, at January 31, 1997 are presented below:


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

                             JUNE 30, 1997 AND 1996




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

2.   REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and PPI, were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 - year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's.

The Transactions resulted in a separation of operations of the Old PCs between medical professional services activities (i.e., providers of medical services), which were transferred to the New PCs in the reorganization, and the physician practice management activities of the business, which were transferred to PPI in the merger. In such merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the three Old PC's, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI. As consideration in the merger, the shareholders of Old PC's received stock of PPI.

Under the Management Agreement, PPI provides physician practice management services to the New PCs. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less
(ii) Manager's Expenses. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No such opinion was requested from tax counsel with respect to the reorganization transaction. No ruling was requested from the Internal Revenue Service ("IRS") regarding the tax consequences of the Transactions. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequence to the parties to the Transaction and their respective shareholders.

In connection with the Transactions, the Old PCs entered into an Expense Sharing Agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated between the Old PCs. The New PCs have assumed the obligations under the Expense Sharing Agreement.


3.    NET REVENUES:

The following represents amounts included in the determination of net revenue from the effective date of Transactions (in thousands):

                                                      Corvallis          HealthFirst           Medford          Combined
                                                      ---------          -----------           -------          --------
            Net Clinic Revenue                          17,642              27,039             18,189           62,870
            Less:  Manager's Expenses                   13,087              19,343             13,484           45,914
                                                        ------              ------             ------           ------
            Adjusted Revenue                             4,555               7,696              4,705           16,956
                                                         X 16%               X 16%              X 16%            X 16%
                                                         -----               -----              -----            -----
            Management Fee                                 729               1,231                753            2,713
            Reimbursement of Manager's
            Expenses                                                                                            45,914
                                                                                                                ------
            PPI Net Revenue                                                                                     48,627
                                                                                                                ======

4.   INCOME TAXES:

During 1997, PPI anticipates improved operations and will be reversing a portion of the valuation reserve against the deferred tax assets. Therefore, the current period tax provision will be offset by a tax benefit recognized upon the reversal of the valuation allowance resulting in no net tax provision being reflected in the accompanying statement of operations.

5.   TREASURY STOCK:

Six shareholders of the Old PCs exercised their dissenters rights under the Oregon Business Corporation Act. Accordingly, they were entitled to receive the fair value of the shares they owned. In May 1997, PPI repurchased the dissenters' shares for an aggregate amount of $368,000. The repurchased shares are included in treasury stock.

6.    SUBSEQUENT EVENTS:

Pursuant to the Preferred Stock and Warrant Purchase Agreement, dated as of July 10, 1997 (the "Purchase Agreement"), between PPI and First Union Capital Partners, Inc. ("First Union"), First Union purchased from PPI, for a total purchase price of $15 million (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI ("Preferred Shares") and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase up to 1,799,893 shares (the "Warrant Shares") of Class B Common Stock of PPI. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment or distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrues at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI, public offering by PPI, failure by PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30, 1998, to 942,784 shares if redeemed in full by June 30, 1999 and to 1,212,228 shares if redeemed in full by June 30, 2000. First Union has the right to sell to PPI the Warrant and the Warrant Shares at a price equal to fair market value after June 30, 2002 or, if earlier, upon the occurrence of certain enumerated events, which events are similar to those that require PPI to redeem Preferred Shares in full. First Union has certain demand, piggyback and other registration rights. First Union and any subsequent holders of Preferred Shares, the Warrant and Warrant Shares are prohibited from transferring such securities to any competitor of PPI. It is anticipated that the proceeds will be used to retire some of the debt assumed in the Transactions. The Management of PPI is currently negotiating with U.S. Bank of Oregon to increase its line of credit from $7.5 million to $15.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes forward-looking statements that involve a number of risks and uncertainties. Future results may differ materially from historical results or from results or outcomes currently expected or sought by Physician Partners, Inc. ("PPI").

OVERVIEW

PPI is a physician practice management company ("PPM") that operates primary care and multi-specialty clinics in the Pacific Northwest. PPI was formed in June 1996 and on February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and PPI, were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 - year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's.

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

The three New PCs have 28 clinical delivery sites and nearly 300 providers. PPI's strategy is to pioneer innovative health care delivery into the 21st century as a leading primary care-based multi-specialty group PPM. PPI endeavors to deliver high quality health care by involving physicians at every level of the organization. PPI is 98% owned by physicians, as of June 30, 1997, and the Board of Directors maintains a physician majority.

To increase revenues, PPI is working with the New PCs to recruit additional physicians, merge other physician groups in the area into the New PC's, and aid in the negotiation of managed care contracts. PPI is working on initiatives to reduce the New PC's Manager's Expenses through regional purchasing and insurance contracts and through the consolidation of various services. PPI intends to expand its presence in the Pacific Northwest through acquisitions of physician groups in new areas.

RESULTS OF OPERATIONS

1997 Compared to 1996

Reorganization costs of $.1 million and $.7 million in the second quarter and first six months of 1997, respectively, and $.7 million in the second quarter and first six months of 1996 were incurred to complete the Transactions.
These costs consisted of legal, accounting, and printing expenses. Corporate costs of $.7 million and $1.0 million in the second quarter and first six months of 1997, respectively, consisted of the salaries, wages and benefits of PPI management, outside professional expenses, and operating expenses of the corporate office.

Pro Forma Information

As previously discussed, the merger of Old PCs with and into PPI became effective February 1, 1997. Substantially all of the assets and liabilities of the Old PC's were transferred to PPI as a result of the merger. Also, an integral part of the merger was the Management Agreement that calls for PPI providing physician practice management services to each of the three New PCs.

The actual results reflect only three and five months of post merger operating activities in the second quarter and first six months of 1997, respectively, and no activity for the second quarter and first six months of 1996. Summarized unaudited pro forma financial information is presented below. The pro forma balance sheet information is presented as if the merger had occurred on December 31, 1996 and the pro forma income statement information is presented as if the merger had taken place on January 1, 1996.

Pro Forma Unaudited Balance Sheet Information as of December 31, 1996 (all amounts are in thousands):


            ASSETS:
              Current assets                                             $  25,050
              Property, plant and equipment                                 45,064
              Other assets                                                   1,032
                                                                            ------
                   Total assets                                             71,146
                                                                            ======
            LIABILITIES:
              Current liabilities                                           33,945
              Long-term debt and capital lease obligations                  28,602
              Other long-term liabilities                                    6,489
                                                                            ------
                   Total liabilities                                        69,036

            SHAREHOLDERS' EQUITY                                             2,110
                                                                            ------
                   Total liabilities and shareholders' equity               71,146
                                                                            ======

Summarized Unaudited Pro Forma Income Statement Information (all amounts are in thousands, except earnings per share):

                                                               For the three months ended    For the six months ended
                                                                        June 30,                     June 30,
                                                                   1997       1996         1997        1996
                                                                 -------    -------      -------     -------
            REVENUES:
            Reimbursement of Manager's Expenses                  $28,540    $24,298      $54,897     $49,591
            Management fee                                         1,627      1,615        3,287       3,264
                                                                 -------    -------      -------     -------
                Net revenues                                      30,167     25,913       58,184      52,855
            Manager's Expenses                                    28,540     24,298       54,897      49,591
            Corporate costs                                          738        738        1,080       1,080
                                                                 -------    -------      -------     -------
            Net income before provision for income taxes             889        877        2,207       2,184
            Provision for income taxes                               356        351          883         874
                                                                 -------    -------      -------     -------
              NET INCOME                                         $   533    $   526      $ 1,324     $ 1,310
                                                                 =======    =======      =======     =======

            Earnings per share                                   $  0.08    $  0.08      $  0.20     $  0.20
                                                                 =======    =======      =======     =======


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

d. PPI's corporate overhead costs in 1997 were adjusted to include the costs in January 1997. The 1996 results were adjusted to reflect corporate overhead costs similar to 1997.

e. Elimination of nonrecurring costs related to the reorganization merger and transaction.

f. Elimination of historical income taxes and addition of income taxes based on pro forma pretax income.

g.    Shares used in computing earnings per share were 6,473,961.

The pro forma income statement may not be indicative of actual results if the Transactions had occurred on the dates indicated or which may be realized in the future.

Pro Forma Results:  1997 Compared to 1996

The increase in the reimbursement of Manager's Expenses and the related increase in Manager's Expenses of $4.2 million from $24.3 million for the second quarter of 1996 to $28.5 million for the second quarter of 1997 and $5.3 million from $49.6 million for the first six months of 1996 to $54.9 million for the first six months of 1997 are mainly attributable to increases in clinic salaries, wages and benefits and purchased medical services. Clinic salaries and wages increased $1.5 million in the second quarter 1997 compared to 1996 and $2.8 million in the first six months of 1997 compared to 1996 due to increases in clinic employees to support providers added in the second half of 1996. Purchased medical services increased $1.2 million in the second quarter 1997 compared to 1996 and $1.3 million for the first six months of 1997 compared to 1996 due to higher utilization of outside services. Interest expense increased $.5 million in the second quarter 1996 compared to 1997 and $.7 million for the first six months of 1996 compared to 1997. The Manager's Expenses do not reflect any cost reductions anticipated by PPI.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased from $8.9 million at December 31, 1996 (based on the pro forma balance sheet above) to $5.5 million at June 30, 1997. The decrease is due to a construction loan classified as short-term at December 31, 1996 being converted to long-term debt in the second quarter 1997. Cash flows from operations generated $2.6 million in the second quarter of 1997 and $2.0 million in the first six months of 1997.

Capital expenditures in the second quarter of 1997 and first six months of 1997 were $.6 million and $.8 million, respectively. Capital expenditures during the remainder of 1997 are estimated to be approximately $3.2 million and are mainly for purchases of medical and office equipment.

The Transactions resulted in PPI assuming all debt obligations of the Old PCs. The Old PCs previously had separate lines of credit with an aggregate $5.5 million limit. In February 1997, the individual lines of credit were consolidated into one operating line of credit with a $7.5 million limit made available by U.S. Bank of Oregon. This line of credit contains certain covenants, which among other things, require PPI to meet certain financial goals. PPI was in compliance with those covenants at June 30, 1997. At June 30, 1997 PPI had approximately $5.4 million outstanding under the operating line of credit.

At June 30, 1997, PPI had cash and cash equivalents of approximately $.4 million and $2.1 million available under its operating line of credit. PPI believes that the cash and cash equivalents, combined with its line of credit and cash flows from operations is sufficient to meet PPI's planned capital expenditures and working capital needs for the next 12 months.

Pursuant to the Preferred Stock and Warrant Purchase Agreement, dated as of July 10, 1997 (the "Purchase Agreement"), between PPI and First Union Capital Partners, Inc. ("First Union"), First Union purchased from PPI, for a total purchase price of $15 million (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI ("Preferred Shares") and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase up to 1,799,893 shares (the "Warrant Shares") of Class B Common Stock of PPI. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment or distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrues at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI, public offering by PPI, failure by PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30, 1998, to 942,784 shares if redeemed in full by June 30, 1999 and to 1,212,228 shares if redeemed in full by June 30, 2000. First Union has the right to sell to PPI the Warrant and the Warrant Shares at a price equal to fair market value after June 30, 2002 or, if earlier, upon the occurrence of certain enumerated events, which events are similar to those that require PPI to redeem Preferred Shares in full. First Union has certain demand, piggyback and other registration rights. First Union and any subsequent holders of Preferred Shares, the Warrant and Warrant Shares are prohibited from transferring such securities to any competitor of PPI. It is anticipated that the proceeds will be used to retire some of the debt assumed in the Transactions. The Management of PPI is currently negotiating with U.S. Bank of Oregon to increase its line of credit from $7.5 million to $15.0 million.

Management is also evaluating various alternatives to finance the potential acquisition strategies of PPI. Such alternatives include but are not limited to, traditional commercial bank debt, private debt, private equity, public equity and public debt. The availability and timing of these alternatives depend on market and other conditions and the acceptability of the terms to PPI. Any future acquisitions are expected to be funded through a combination of existing cash and debt, new debt and the issuance of new PPI stock.

                                                              DRAFT DATED 8/7/97


                           THE PHYSICIAN PARTNERS, INC.
                          PART II -- OTHER INFORMATION

ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Change in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5:   Other Information

          Recent Developments.

          Pursuant to the Preferred Stock and Warrant Purchase Agreement, dated as of July 10, 1997 (the "Purchase Agreement"), between PPI and First Union Capital Partners, Inc. ("First Union"), First Union purchased from PPI, for a total purchase price of $15 million (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of
          PPI ("Preferred Shares") and (ii) a Common Stock Purchase Warrant
          (the "Warrant") to purchase up to 1,799,893 shares (the "Warrant Shares") of Class B Common Stock of PPI. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment or distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrues at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI, public offering by PPI, failure by PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

          The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30, 1998, to 942,784 shares if redeemed in full by June 30, 1999 and to 1,212,228 shares if redeemed in full by June 30, 2000. First Union has the right to sell to PPI the Warrant and the Warrant Shares at a price equal to fair market value after June 30, 2002 or, if earlier, upon the occurrence of certain enumerated events, which events are similar to those that require PPI to redeem Preferred Shares in full. First Union has certain demand, piggyback and other registration rights. First Union and any subsequent holders of Preferred Shares, the Warrant and Warrant Shares are prohibited from transferring such securities to any competitor of PPI.

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


                              PHYSICIAN PARTNERS, INC.
                                  (Registrant)



Date:          August 13, 1997          By:  /s/ DAVID GOLDBERG
                                             ---------------------------------
                                             David Goldber,
                                             President and Chief Executive
                                             Officer



Date:          August 13, 1997          By:  /s/ TIM E. DUPELL
                                             ---------------------------------
                                             Tim E. Dupell,
                                             Chief Financial Officer
                                             Senior Vice President

                                EXHIBIT INDEX

 EXHIBIT
---------

   27          Financial Data Schedule