Form 10-Q
period 1997-09-30
PHYSICIAN PARTNERS INC
filed 1997-11-14
CIK 1026019

                         SECURITIES AND EXCHANGE COMMISSION

                                      FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


                         COMMISSION FILE NO.: 333-15595

                            PHYSICIAN PARTNERS, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                     93-1217068
---------------------------------------------     ------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)

   111 SW COLUMBIA STREET, SUITE 725
   PORTLAND, OREGON                                                 97201
----------------------------------------                        ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (503) 224-2249
                                                        ------------------------

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

YES   X     NO
    -----      -----

    As of November 14, 1997, 6,473,961 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding.

                            PHYSICIAN PARTNERS, INC.

                                 BALANCE SHEETS

           AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                (All dollar amounts are expressed in thousands)

                                     ASSETS

                                                                                                       September 30,    December 31,
                                                                                                           1997              1996
                                                                                                       -------------    ------------
                                                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                             $     1,870      $       4
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible
    accounts of $9,119 and $0 at September 30, 1997 and December 31, 1996, respectively                      16,978          --
  Healthcare and other receivables                                                                            4,585          --
  Receivables from New PCs                                                                                    3,081          --
  Inventories of drugs and supplies                                                                             310          --
  Prepaid expenses and deposits                                                                               1,241          --
  Restricted investments                                                                                        250          --
                                                                                                        -----------    -----------
          Total current assets                                                                               28,315              4

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $23,812
   and $9 at September 30, 1997 and December 31, 1996, respectively                                          43,445             89

OTHER ASSETS:
  Investments in affiliates                                                                                   1,118          --
  Other                                                                                                         234              7
                                                                                                        -----------    -----------
                                                                                                              1,352              7
                                                                                                        -----------    -----------
          Total assets                                                                                  $    73,112    $       100

                                                                                                        -----------    -----------
                                                                                                        -----------    -----------
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                                            $ 1,550          --
  Current portion of long-term debt and capital and direct financing lease obligations                        1,145          --
  Drafts payable                                                                                              2,672          --
  Accounts payable and accrued expenses                                                                       3,391    $        97
  Accrued healthcare costs                                                                                    6,234          --
  Accrued compensation and related expenses                                                                   5,638          --
  Deferred revenue                                                                                              653          --
  Deferred income tax liability                                                                               1,491          --
                                                                                                        -----------    -----------
          Total current liabilities                                                                          22,774             97

DIVIDENDS PAYABLE                                                                                               298          --
LONG-TERM DEBT, net of current portion                                                                        8,291          --
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of  current portion                                      17,867          --
DEFERRED COMPENSATION AND OTHER                                                                               5,221          --
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - $0.01 par value; 50,000,000 shares authorized;
 15,000 and 0 shares issued and outstanding at September 30, 1997 and
 December 31, 1996, respectively                                                                            13,762           --

STOCKHOLDERS' EQUITY:
Common Stock -
Class A - - Voting; $0.01 par value; 20,000,000 shares authorized;
 6,473,961 and 138,000 shares issued and  outstanding at
 September 30, 1997 and December 31, 1996, respectively                                                          65              1
Class B - - Voting; $0.01 par value; 30,000,000 shares authorized; no shares issued or outstanding             --            --
Treasury stocks                                                                                                (677)         --
Additional paid in capital                                                                                    9,625          5,008
Accumulated deficit                                                                                          (3,335)        (4,955)
Notes receivable from stockholders for purchase of stock                                                       (814)           (51)
Unamortized value of restricted stock awards                                                                   (964)         --
Warrants outstanding                                                                                          1,000          --
                                                                                                        -----------    -----------
          Total stockholders' equity                                                                          4,900              3
                                                                                                        -----------    -----------
          Total liabilities and stockholders' equity                                                    $    73,112    $       100
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF OPERATIONS

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             (All dollar amounts are expressed in thousands,
                     except earnings per share amounts)
                                 (Unaudited)

                                                         Three months ended          Nine months ended
                                                           September 30,                September 30,
                                                        -------------------          ------------------

                                                      1997          1996           1997           1996
                                                      ----          ----           ----           ----
REVENUES:
  Reimbursement of Manager's Expenses            $    27,820           --      $    73,731           --
  Management fees                                      1,567           --            4,280           --
                                                 -----------    -----------    -----------    -----------
          Net revenues                                29,387           --           78,011           --

OPERATING EXPENSES:
  Clinic salaries, wages and benefits                 11,495           --           30,981           --
  Purchased medical services                           5,545           --           14,587           --
  Medical and office supplies                          4,668           --           11,340           --
  General and administrative expenses                  3,058           --            8,654           --
  Lease and rent expense                                 945           --            2,494           --
  Depreciation and amortization                        1,188           --            3,123           --
  Corporate costs                                        819           --            1,784           --
                                                 -----------    -----------    -----------    -----------
          Total operating expenses                    27,718           --           72,963           --
                                                 -----------    -----------    -----------    -----------
          Operating income                             1,669           --            5,048           --

OTHER INCOME (EXPENSE):
  Other income                                            65           --               65           --
  Interest income                                        133           --              133           --
  Interest expense                                      (921)          --           (2,552)          --
  Reorganization costs                                   (42)        (2,024)          (719)        (2,721)
                                                 -----------    -----------    -----------    -----------
   Net income (loss) before provision
    for income taxes                                     904         (2,024)         1,975         (2,721)
                                                 -----------    -----------    -----------    -----------
PROVISION FOR INCOME TAXES                              --             --             --             --
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                        904         (2,024)         1,975         (2,721)

ACCRETION ON PREFERRED STOCK                              57          --                57          --
PREFERRED STOCK DIVIDENDS                                298          --               298          --
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                    549         (2,024)         1,620         (2,721)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
EARNINGS (LOSS) PER SHARE                        $      0.07  $     (674.66)   $      0.26  $     (907.00)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      8,075,922          3,000      6,294,348          3,000
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        PHYSICIAN PARTNERS, INC.

                        STATEMENTS OF CASH FLOWS

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              (All dollar amounts are expressed in thousands)
                              (Unaudited)

                                                               Three months ended September 30,    Nine months ended September 30,
                                                               --------------------------------    -------------------------------
                                                                     1997             1996             1997             1996
                                                                    ------           ------           ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    904           (2,024)           1,975           (2,721)
  Adjustment to reconcile net income (loss) to net
   cash provided by (used in) in operating activities-
      Depreciation and amortization                                  1,242              --             3,179             --
      Equity in income of affiliates                                  (199)             --              (561)            --
      Changes in operating assets and liabilities
       (excluding asset and liabilities assumed
       by Physician Partners, Inc.):
        Patient accounts receivable, net                              (547)             --               275             --
        Healthcare and other receivables                              (127)             --               (99)            --
        Receivables from New PCs                                    (1,569)             --            (3,082)            --
        Inventories of drugs and supplies                                8              --                15             --
        Prepaid expenses and deposits                                 (282)             --              (457)            --
        Other assets                                                   --               --                83             --
        Accounts payable and accrued expenses                        1,453              --             1,381             --
        Accrued healthcare costs                                        72              --              (112)            --
        Deferred revenue                                                14              --                63             --
        Accrued compensation and related expenses                   (2,795)             --            (1,904)            --
        Deferred compensation and other                                (13)             --              (637)            --
                                                               -----------      -----------      -----------      -----------
   Net cash provided by (used in) operating activities              (1,839)          (2,024)             119           (2,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (1,036)             --            (1,833)            --
  Proceeds from investments                                           --                --               100             --
                                                               -----------      -----------      -----------      -----------
          Net cash used in investing activities                     (1,036)             --            (1,733)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on borrowings under line of credit  agreement        (3,865)             --            (4,550)            --
  Principal payments on long-term debt and direct
      financing lease obligation                                    (6,384)             --            (7,654)            --
  Proceeds from repayments of notes receivable from
 stockholders                                                          156              --               211                3
Cash assigned to Physician Partners, Inc. in merger                   --                --             1,027             --
  Proceeds from issuance of warrants                                 1,000              --             1,000             --
  Proceeds from issuance of  preferred stock                        13,705              --            13,705             --
  Purchase of treasury stock                                          (233)             --              (600)            --
  Reorganization costs paid by New PCs                                 --             2,024               342           2,721
                                                               -----------      -----------      ------------     -----------
          Net cash provided by financing activities                  4,302            2,024             3,481           2,724
                                                               -----------      -----------      ------------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,504              --              1,866               3

CASH AND CASH EQUIVALENTS, beginning of period                         366                3                4             --
                                                               -----------      -----------      ------------     -----------
CASH AND CASH EQUIVALENTS, end of period                       $    1,870       $        3       $    1,870       $        3
                                                               -----------      -----------      ------------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $      918        $    --         $    2,743        $     --
  Cash paid for income taxes                                         --               --                --               --

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        PHYSICIAN PARTNERS, INC.

                        STATEMENTS OF CASH FLOWS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (continued)
              (All dollar amounts are expressed in thousands)
                              (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On February 1, 1997, as a result of the Merger, PPI succeeded to the assets and liabilities of the Old PCs.  The book value of the Old PCs assets and liabilities, including $1 million of cash, at January 31, 1997 are presented below:

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

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          PHYSICIAN PARTNERS, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
      (All amounts are expressed in thousands, except number of shares)
                               (Unaudited)

                            Class A
                          Common Stock
                          ------------                                        Unamortized
                       Number                                    Additional    Value of        Stock
                         of                Warrants    Treasury    Paid in    Restricted    Subscription   Accumulated
                       Shares   Amount   Outstanding    Stock      Capital    Stock Awards   Receivable      Deficit      Total
                     ---------  ------  -------------  --------  -----------  ------------  ------------   -----------   -------
BALANCE,
December 31, 1996      138,000  $    1  $      --      $  --     $   5,008         --       $     (51)      $ (4,955)    $    3

Issuance of
common stock         6,338,961      64         --         --          --           --            --            --            64

Retirement of
common stock            (3,000)    --          --         --          --           --            --            --          --

Forfeiture of
common stock              --       --          --         --          (168)          111         --            --           (57)

Repurchase of
common stock              --       --          --        (677)        --           --            --            --          (677)

Assumption of
Old PC equity             --       --          --         --         4,785        (1,192)        (974)         --         2,619

Repayment of stock
subscription              --       --          --         --          --           --             211          --           211

Amortization of
stock awards              --       --          --         --          --            117           --           --           117

Warrants issued           --       --        1,000        --          --           --             --           --         1,000

Preferred stock
dividends                 --       --          --         --          --           --             --           (298)       (298)

Accretion on
preferred stock           --       --          --         --          --           --             --            (57)        (57)

Net income                --       --          --         --          --           --             --          1,975       1,975
                     ---------- ------  -------------  --------  ---------  ------------   ----------   -------------   -------
BALANCE,
September 30, 1997   6,473,961  $   65  $       1,000  $ (677)   $   9,625  $       (964)  $     (814)  $      (3,335)  $ 4,900
                     ---------- ------  -------------  --------  ---------  ------------   ----------   -------------   -------
                     ---------- ------  -------------  --------  ---------  ------------   ----------   -------------   -------

                            PHYSICIAN PARTNERS, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

2.   REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as the "Old PCs"), and PPI, were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by
(i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC,
(iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

The Transactions resulted in a separation of operations of the Old PCs between medical professional services activities (i.e., providers of medical services), which were transferred to the New PCs prior to the Merger in the New PC Reorganization, and the physician practice management activities of the business, which were transferred to PPI in the Merger. In the Merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the three Old PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments. As consideration in the Merger, the shareholders of the Old PCs received stock of PPI.

Under the Management Agreement, PPI provides physician practice management services to the New PCs. Services provided include management and administrative services; capital resources, facilities, equipment and supplies are also provided by PPI under the Management Agreement. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses. The New PCs are responsible for providing medical services and the related costs for compensation and benefits to the providers employed thereby.

The Management Agreement was modified in the third quarter 1997 for a $1.2 million one-time payment to the New PCs. The payment will be made in December 1997 or may be recorded against the receivables from New PCs balance. The New PCs remain contractually obligated to pay any remaining receivable balance in future periods.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the Merger will be a tax-free transaction. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequences to the parties to the Transaction and their respective shareholders. No opinion was requested from tax counsel with respect to the New PC Reorganization. No ruling was requested from the Internal Revenue Service ("IRS") regarding the tax consequences of the Merger or the New PC Reorganization.

In connection with the Transactions, the Old PCs entered into an expense sharing agreement, which established the basis upon which certain costs incurred in connection with the Transactions are to be allocated among the Old PCs. The New PCs have assumed the obligations of the respective Old PCs under the expense sharing agreement.

3.   NET REVENUES:

The following represents amounts included in the determination of net revenue from the effective date of Transactions (in thousands):

                                 Corvallis   HealthFirst   Medford     Combined
                                 ---------   -----------   --------   ---------
      Net Clinic Revenue         $  28,056   $    42,954   $ 29,468   $ 100,478

      Less: Manager's Expenses      20,850        31,205     21,676      73,731
                                 ---------   -----------   --------   ---------
      Adjusted Revenue               7,260        11,749      7,792      26,747

                                      X 16%         X 16%      X 16%       X 16%
                                 ---------   -----------   --------   ---------
      Management Fee                 1,153         1,880      1,247       4,280

      Reimbursement of
       Manager's Expenses                                                73,731
                                                                       --------
      PPI Net Revenue                                                   $78,011
                                                                       --------
                                                                       --------

4.   INCOME TAXES:

During 1997, PPI anticipates improved operations and will be reversing a portion of the valuation reserve against the deferred tax assets. Therefore, the current period tax provision will be offset by a tax benefit recognized upon the reversal of the valuation allowance resulting in no tax provision being reflected in the accompanying statement of operations.

5.   TREASURY STOCK:

Six shareholders of the Old PCs exercised their dissenters rights under the Oregon Business Corporation Act. Accordingly, they were entitled to receive the fair value of the shares they owned. PPI repurchased the dissenters' shares for an aggregate amount of $677,000.

6.   LINE OF CREDIT:

Effective August 25, 1997, PPI's line of credit was increased from $7.5 million to $15.0 million. PPI, at its discretion, may make borrowings at prime rate or in $.5 million increments at LIBOR plus LIBOR margin. At September 30, 1997, $1.5 million was outstanding under the line of credit with an effective interest rate of 8.5%. The line of credit contains certain financial covenants, which, among other things, require PPI to meet certain financial goals. PPI was in compliance with those covenants at September 30, 1997. The line has an annual commitment fee on the unused portion of .25%.

7.   PREFERRED REDEEMABLE STOCK:

On July 10, 1997, PPI and First Union Capital Partners, Inc. ("First Union") entered into the Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, First Union purchased from PPI, for a total purchase price of $15 million (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI ("Preferred Shares") and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase up to 1,799,893 shares (the "Warrant Shares") of Class B Common Stock of PPI at an exercise price of $.01 per share. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment or distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrue at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI , public offering by PPI, failure by PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30, 1998, to 942,784 if redeemed in full by June 30, 1999, and to 1,212,228 if redeemed in full by June 30, 2000. First Union has the right to sell to PPI the Warrant and the Warrant Shares at a price equal to fair market value after June 30, 2002 or, if earlier, upon the occurrence of certain enumerated events, which events are similar to those that require PPI to redeem Preferred Shares in full. First Union has certain demand, piggyback and other registration rights. The Warrant has been assigned a value of $1.0 million per the Purchase Agreement. However, a valuation is being completed during the fourth quarter on the Warrant and the value may be subsequently adjusted. First Union and any subsequent holders of Preferred Shares, the Warrant and Warrant Shares are prohibited from transferring such securities to any competitor of PPI.

8.   EARNINGS PER SHARE:

Common stock equivalents were calculated assuming full exercise of the Warrant Shares described in Footnote 7. If the Warrant Shares are reduced due to early redemption of the Preferred Shares, weighted shares outstanding would decrease. Fully diluted earnings per share is equal to primary earnings per share as of September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by Physician Partners, Inc. ("PPI").

OVERVIEW

PPI is a physician practice management company ("PPM") that operates primary care and multi-specialty clinics in the Pacific Northwest. PPI was formed in June 1996 in connection with certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as the "Old PCs"), and PPI, which transactions were consummated on February 1, 1997. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

In exchange for providing management services under the Management Agreement, and certain facilities and equipment to the managed clinics, PPI is reimbursed for all managerial costs and expenses ("Manager's Expenses") incurred by PPI and is paid a management fee. The management fee is 16% of
(i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses. PPI has a Management Agreement with each of the three New PCs, i.e., HealthFirst Medical Group, P.C., Medford Clinic, P.C. and The Corvallis Clinic, P.C.

The three New PCs have 28 clinical delivery sites and nearly 300 providers. PPI's strategy is to pioneer innovative health care delivery into the 21st century as a leading primary care-based multi-specialty group PPM. PPI endeavors to deliver high quality health care by involving physicians at every level of the organization. The majority of PPI's common stock is owned by physicians and the Board of Directors maintains a physician majority.

To increase revenues, PPI is working with the New PCs to recruit additional physicians, merge other physician groups in the area into the New PCs, and aid in the negotiation of managed care contracts. PPI is working on initiatives anticipated to reduce the New PCs' Manager's Expenses through regional purchasing and insurance contracts and through the consolidation of various services. PPI intends to expand its presence in the Pacific Northwest through acquisitions of physician groups in new areas.

RESULTS OF OPERATIONS

1997 RESULTS

Reorganization costs of $.7 million in the first nine months of 1997 and $2.0 million and $2.7 million in the third quarter and first nine months of 1996, respectively, were incurred to complete the Transactions. These costs consisted of legal, accounting, and printing expenses and will not continue after 1997. Corporate costs of $.8 million and $1.8 million in the third quarter and first nine months of 1997, respectively, consisted of the salaries, wages and benefits of PPI management, outside professional expenses, and the operating expenses of the corporate office. These costs will increase during the remainder of 1997 and 1998 as PPI continues to build its management team. The Management Agreement was modified in the third quarter 1997 for a $1.2 million one-time payment to the New PCs. The payment will be made in December 1997 or will be recorded against the receivables from New PCs balance.

PRO FORMA INFORMATION

As previously discussed, the Merger of the Old PCs with and into PPI became effective February 1, 1997. As a result of the Merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the Old PCs. Also, an integral part of the Merger was the Management Agreement that calls for PPI providing physician practice management services to each of the three New PCs.

The actual results reflect only eight months of post Merger operating activities in the first nine months of 1997 and no operating activities for the third quarter and first nine months of 1996. Summarized unaudited pro forma financial information is presented below. The pro forma balance sheet is presented as if the Merger had occurred on December 31, 1996 and the pro forma income statements are presented as if the Merger had taken place on January 1, 1996.

Summarized Unaudited Pro Forma Balance Sheet as of December 31, 1996 (all amounts are in thousands):

      ASSETS:
        Current assets                                 $  25,050
        Property, plant and equipment                     45,064
        Other assets                                       1,032
                                                       ---------
          Total assets                                    71,146
                                                       ---------
                                                       ---------

      LIABILITIES:
        Current liabilities                               33,945
        Long-term debt and capital lease obligations      28,602
        Other long-term liabilities                        6,489
                                                       ---------
          Total liabilities                               69,036
                                                       ---------

      SHAREHOLDERS' EQUITY                                 2,110
                                                       ---------
          Total liabilities and shareholders' equity      71,146
                                                       ---------
                                                       ---------

Summarized Unaudited Pro Forma Income Statements (all amounts are in thousands, except earnings per share):

                                                        For the three months ended    For the nine months ended
                                                              September 30,                 September 30,
                                                          1997           1996           1997           1996
                                                          ----           ----           ----           ----
      REVENUES:
      Reimbursement of Manager's Expenses               $   27,820     $   27,573      $  82,717      $  77,163
      Management fee                                         1,567            939          4,853          4,203
                                                        ----------     ----------      ---------      ---------
          Net revenues                                      29,387         28,512         87,570         81,366
      Manager's Expenses                                    27,820         27,573         82,717         78,163
      Other income                                           (198)            --           (198)            --
      Corporate costs                                          819            819          1,899          1,899
                                                        ----------     ----------      ---------      ---------
      Net income before provision for income taxes             946            120          3,152          2,304
      Provision for income taxes                               378             48          1,261            922
                                                        ----------     ----------      ---------      ---------
        NET INCOME                                             568             72          1,891          1,372

      Accretion and Dividends                                  355            --             355             --
                                                        ----------     ----------      ---------      ---------
      NET INCOME APPLICABLE TO COMMON SHAREHOLDERS             213             72          1,536          1,372
                                                        ----------     ----------      ---------      ---------
      EARNINGS PER SHARE                                 $    0.03       $   0.01      $    0.19       $   0.21
                                                        ----------     ----------      ---------      ---------
                                                        ----------     ----------      ---------      ---------
      WEIGHTED SHARES OUTSTANDING                        8,075,922      6,473,961      7,013,816      6,473,961


This pro forma financial information has been prepared by PPI based on the historical financial statements of PPI and the Old PCs. The pro forma income statements reflects the following adjustments to historical results:

a. Elimination of net revenues of the Old PCs from providing medical services as these revenues will be retained by the New PCs.
b. Elimination of historical costs for provider compensation and benefits as such costs will be the responsibility of the New PCs.
c. Addition of the revenues to be earned by PPI under the terms of the Management Agreement.
d. PPI's corporate overhead costs in 1997 were adjusted to include the costs in January 1997. The 1996 results were adjusted to reflect corporate overhead costs similar to 1997.
e. Elimination of nonrecurring costs related to the New PC Reorganization and Merger.
f. Elimination of historical provision for income taxes and addition of provision for income taxes based on pro forma pretax net income.

The pro forma income statements may not be indicative of actual results if the Transactions had occurred on the dates indicated or which may be realized in the future.

PRO FORMA RESULTS:

The increase in the reimbursement of Manager's Expenses of $5.5 million from $77.2 million for the first nine months of 1996 to $82.7 million for the first nine months of 1997 is mainly attributable to increases in clinic salaries, wages and benefits, purchased medical services, and medical and office supplies. Clinic salaries and wages increased $.9 million in the first nine months of 1997 compared to 1996 due to increases in clinic employees to support providers added in late 1996. Purchased medical services increased $1.9 million for the first nine months of 1997 compared to 1996 due to an increase in capitated lives in the various managed care plans and higher utilization. The $1.3 million increase in medical and office supplies is due to higher production and increased use of oncology drugs in Medford. Manager's Expenses will continue to increase as the New PCs' revenues increase during the fourth quarter 1997 and into 1998; however, they are expected to remain relatively stable as a percentage of net revenues.

The $.7 million increase in management fees for the nine months ended September 30, 1997 compared to 1996 is due to an increase in the New PCs' revenues of $10.4 million only partially offset by the increase in Manager's Expenses of $5.5 million. PPI anticipates that management fee revenue will continue to increase during the fourth quarter 1997 and throughout 1998 as the New PCs' operating results improve and PPI purchases additional clinics.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Working capital increased from a $.1 million deficit at December 31, 1996 to a surplus of $5.5 million at September 30, 1997. Based on the pro forma December 31, 1996 balance sheet, working capital increased $14.4 million from an $8.9 million deficit at December 31, 1996. The increase is due to the use of the proceeds from the sale of preferred stock to reduce current liabilities and a $3.9 million construction loan classified as short-term at December 31, 1996 being converted to long-term debt in the second quarter 1997. Cash flows from operations used $1.8 million in the third quarter of 1997 and generated $.1 million in the first nine months of 1997. The use of funds in the third quarter is due to the increase in the Receivable from New PCs of $1.6 million and the $2.9 million decrease in accrued compensation which were partially offset by an increase in accounts payable and accrued expenses. The decrease in accrued compensation is due to funding the 1996 employer's portion of HealthFirst's and Medford's defined contribution plans with proceeds from the sale of preferred stock to First Union (see subsequent section - "Redeemable Preferred Stock").

At September 30, 1997, PPI had cash and cash equivalents of approximately $1.9 million and $13.5 million available under its operating line of credit. PPI believes that the cash and cash equivalents, combined with the line of credit and cash flows from operations, is sufficient to meet PPI's planned capital expenditures and working capital needs for the next 12 months.

CAPITAL EXPENDITURES

Capital expenditures in the third quarter of 1997 and first nine months of 1997 were $1.0 million and $1.8 million, respectively. Capital expenditures during the remainder of 1997 are estimated to be approximately $2.0 million and are mainly for purchases of medical and office equipment. 1998 capital expenditures could increase if certain investments are made in ancillary services.

LINE OF CREDIT

The Transactions resulted in PPI assuming all debt obligations of the Old PCs. The Old PCs previously had separate lines of credit with an aggregate $5.5 million limit. In February 1997, the individual lines of credit were consolidated into one operating line of credit with a $7.5 million limit. In August 1997, the line of credit was increased to $15.0 million in anticipation of potential acquisitions. PPI, at it's discretion, may make borrowings at prime rate or in $.5 million increments at LIBOR plus LIBOR margin. At September 30, 1997, $1.5 million was outstanding under the line of credit with an effective interest rate of 8.5%. The line has an annual commitment fee on the unused portion of .25%. The line of credit contains certain covenants, which, among other things, require PPI to meet certain financial goals. PPI was in compliance with those covenants at September 30, 1997. At September 30, 1997 PPI had approximately $13.5 million available on the operating line of credit.

REDEEMABLE PREFERRED STOCK

On July 10, 1997, PPI and First Union Capital Partners, Inc. ("First Union") entered into the Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, First Union purchased from PPI, for a total purchase price of $15 million (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI ("Preferred Shares") and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase up to 1,799,893 shares (the "Warrant Shares") of Class B Common Stock of PPI at an exercise price of $.01 per share. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment or distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrue at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI, public offering by PPI, failure by PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30, 1998, to 942,784 if redeemed in full by June 30, 1999, and to 1,212,228 if redeemed in full by June 30, 2000. First Union has the right to sell to PPI the Warrant and the Warrant Shares at a price equal to fair market value after June 30, 2002 or, if earlier, upon the occurrence of certain enumerated events, which events are similar to those that require PPI to redeem Preferred Shares in full. First Union has certain demand, piggyback and other registration rights. The Warrant has been assigned a value of $1.0 million per the Purchase Agreement. However, a valuation is being completed during the fourth quarter on the Warrant and the value may be subsequently adjusted. First Union and any subsequent holders of Preferred Shares, the Warrant and Warrant Shares are prohibited from transferring such securities to any competitor of PPI.

$13.3 million of the available proceeds of $14.7 million (net of $.3 million of transaction costs) were used during the third quarter 1997 to retire debt of $9.9 million and fund accrued pension contributions of $3.4 million assumed by PPI in the Transactions. The retirement of debt will reduce future interest expense and principal payments by $2.8 million. The remaining proceeds will be used to make a $1.2 million one-time payment to the New PCs in the fourth quarter 1997.

It is uncertain at this time what funds will be used to redeem the preferred stock. Management will continue to evaluate the various sources of financing available, including but not limited to, traditional commercial bank debt, private debt, private equity, public equity and public debt.

ACQUISITIONS

PPI is currently involved in acquisition discussions with various medical clinics. PPI has entered into an initial agreement with one clinic and is currently negotiating letters of intent with two other clinics. Management anticipates consummating a transaction in late 1997 or early 1998.
Management believes the existing line of credit of $15.0 million, with availability of $13.5 million as of September 30, 1997, is adequate to fund these acquisitions. Management continues to evaluate various alternatives to finance potential acquisitions which may exceed the existing available funding. Such alternatives include but are not limited to, traditional commercial bank debt, private debt, private equity, public equity and public debt. The availability and timing of these alternatives depend on market and other conditions and the acceptability of the terms of such financing alternatives to PPI.

                            PHYSICIAN PARTNERS, INC.
                          PART II -- OTHER INFORMATION

ITEM 1:   Legal Proceedings
          None.

ITEM 2:   Changes in Securities
          None.

ITEM 3:   Defaults Upon Senior Securities
          None.

ITEM 4:   Submission of Matters to a vote of Security Holders
          None.

ITEM 5:   Other Information
          None.

ITEM 6:   Exhibit and Reports on Form 8-K
          (a)  Exhibits

               27 - Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K
               None.

                            PHYSICIAN PARTNERS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned there onto duly authorized.

                            PHYSICIAN PARTNERS, INC.
                                  (Registrant)

Date: November 14, 1997                 By:  /s/ David Goldberg
                                             --------------------------------
                                             David Goldberg,
                                             President and Chief Executive
                                              Officer

Date: November 14, 1997                 By:  /s/ Tim E. Dupell
                                             --------------------------------
                                             Tim E. Dupell,
                                             Chief Financial Officer,
                                              Senior Vice President