Form 10-K405
period 1997-12-31
PHYSICIAN PARTNERS INC
filed 1998-03-31
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number 0-11488

                            PHYSICIAN PARTNERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     91-1217068
-------------------------------                  ------------------------
(State or other jurisdiction of                  (I.R.S. Employer ID No.)
incorporation or organization)

111 SW Columbia Street, Suite 725
Portland, Oregon                                         97201
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:

                                 (503) 224-2249
                                 --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None
--------------------------------------------------------------------------------
(Title of Class)

None
--------------------------------------------------------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the Registrant's Common Stock outstanding as of March 30, 1998 was 6,464,196.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----

                                    PART I

Item 1:   Business
Item 2:   Properties
Item 3:   Legal Proceedings
Item 4:   Submission of Matters to a Vote of Security Holders


                                    PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6:   Selected Financial Data
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data
Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                   PART III

Item 10:  Directors and Executive Officers of the Registrant
Item 11:  Executive Compensation
Item 12:  Security Ownership of Certain Beneficial Owners and Management
Item 13:  Certain Relationships and Related Transactions

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

Physician Partners, Inc. ("PPI" or "Company") is a physician practice management ("PPM") company that operates primary care and multi-specialty clinics in the Pacific Northwest. PPI was formed in June 1996 in connection with certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, PC ("Old Medford"), HealthFirst Medical Group, PC ("Old HealthFirst"), The Corvallis Clinic, PC ("Old Corvallis" and, together with Old Medford and Old HealthFirst, referred to herein, collectively, as the "Old PCs"), and PPI, which Transactions were consummated on February 1, 1997.

The Transactions resulted in a separation of operations of each of the Old PCs between medical professional services activities (i.e., Old providers of medical services) and the physician practice management activities of the business. Pursuant to the Merger, the physician practice management business, along with substantially all of the assets and liabilities of the Old PCs (including cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments) became the assets and liabilities of PPI. The New PCs are responsible for providing medical services and incur the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had nominal value, include the employment agreements between each Old PC and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

As an integral part of the Transactions, PPI and each of the New PCs entered into a 40-year management agreement (the "Management Agreement") whereby PPI provides physician practice management services to such New PCs. PPI provides to the new PCS, among other things, management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all management costs and expenses ("Manager's Expenses") incurred by PPI in connection with the Management Agreement and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

The Management Agreement provides for the establishment of the Joint Management Board of the New PC. The Joint Management Board is designed to represent the clinical and physician perspective and the management and business perspective. The Joint Management Board consists of six members, with three members appointed by the New PC (physician members of the New PC) and three members appointed by PPI (one of whom must be a local PPI group practice administrator). The Medical Director of the New PC serves as a seventh ex officio, non-voting member of the Joint Management Board. The Joint Management Board provides local expertise and develops and approves all proposals submitted to PPI for it's approval regarding the New PC's growth, annual budgets, payor relations, local strategic initiatives and capital improvements.

GENERAL

The mission of PPI is to pioneer innovative health care delivery into the 21st century as a leading primary care-based multi-specialty physician practice management company. To achieve such goal, PPI endeavors to enable its affiliated clinics to deliver health care with sound ethical standards by involving physicians at every level of PPI, including clinical and business policy development and decisions. PPI continuously seeks to innovate to enable the New PCs to deliver quality patient care and services efficiently. PPI also actively seeks opportunities to grow through acquisition of quality primary care based multi-specialty group practices. PPI operates as a PPM organization, focusing on the long-term management of high quality, well-positioned primary care based multi-specialty group practices. PPI typically acquires certain assets of established medical groups, such as their equipment and accounts receivable, and manages such medical groups under a long-term management agreement. Because PPI does not employ physicians and does not practice medicine, it does not acquire provider professional services business assets such as Medicare provider numbers.

While PPI is similar to other multi-specialty group practice PPMs, PPI can be distinguished and differentiated in several important aspects. PPI is the first PPM to originate in the Pacific Northwest. As of December 31, 1997, PPI has significant geographical presence and strength in the State of Oregon with nearly 302 providers practicing in the New PCs and various clinical delivery sites. PPI is also distingushable in that it is owned by group practice physicians. PPI employs a full-time Chief Medical Officer responsible for managing the clinician and clinical issues with each New PC's Medical Director. PPI's business and clinical managers have extensive experience with managed care under a variety of payment methodologies due to the fact that PPI is the surviving corporation of a merger of three successful primary care-based multi-specialty groups which have, collectively, more than 150 years of group practice and group practice management experience.

PPI also has a Medical Ethicist as an advisor to the Board of Directors in order to assist the physicians affiliated with PPI in adherence with the fundamental principles of medical ethics, acting as advocates for their patients and providing quality patient care. The Medical Ethicist attends board meetings of PPI and advises the Board regarding ethical implications of the issues with which the PPI Board must deal.

Business Strategy

PPI's strategy is to consolidate medical group practices into networks of health care providers. Although PPI's operations are currently concentrated in the Pacific Northwest, PPI intends to explore growth opportunities nationally. Within each of its managed clinics, PPI seeks to achieve a mix of primary care and specialty physicians who can provide services necessary to establish a significant market presence. PPI enhances medical group operations by standardizing financial reporting; centralizing contract negotiations; seeking best administrative and clinical practice; improved data management; group purchasing, and capital investment.

PPI seeks to affiliate with highly productive medical groups with significant market share where they practice and which have strong reputations among patients, payors and peers for providing quality medical care. PPI seeks to acquire the operating assets of these practices and contract with the medical groups for 40 years for management services in exchange for a management fee. PPI's profitability then depends, to a certain extent, on enhancing operating efficiency, expanding health care services provided, increasing market share and assisting affiliated providers in managing the delivery of health care. PPI's network integrates practices via financial and clinical systems and offers groups the opportunity to maintain market competitive compensation, to gain increased access to capital, greater management expertise, more sophisticated information systems and more attractive managed care contracts.

The key elements of PPI's strategy include:

    Strengthen Operational Efficiencies.
    Cost reductions can be made through economies of scale in purchasing supplies, equipment, insurance and services.

    Operational efficiencies may also be achieved by expanding PPI's market coverage and number of health maintenance organization ("HMO") enrollees, refining utilization management programs, increasing standardization, developing additional in-house specialty and ancillary services, increasing emphasis on outpatient care and utilizing sophisticated information systems to make available detailed clinical data that can ensure both quality and cost containment.

    Expanding the Existing Markets of the New PCs.
    Growth in greater Portland, Corvallis and Medford, Oregon may occur through the acquisition of or affiliation with physicians and medical groups within those markets. PPI has invested capital in each of the three New PCS and intends to assist these practices in acquiring existing local medical groups. Such new groups will have the opportunity to be incorporated into the governance and leadership structure of the existing PPI hub clinic.

    Expansion into New Hub Markets.
    Expansion into new areas is anticipated to occur primarily through the acquisition of physician groups. New PPI hub clinics are expected to be primary care-based multi-specialty groups with (i) more than 30 physicians,
    (ii) potential for a significant market share, (iii) a strong group practice culture, (iv) experience or interest in managed care and (v) a strong reputation for providing high quality medical care in its community.

    Developing and Acquiring Small Physician Practice Groups.
    In markets including the Pacific Northwest, many communities are too small to support the typical PPI primary care-based multi-specialty group practice hub. There are many primary care-based medical groups with fewer providers that have significant market presence. Opportunities for growth may arise in market segments other than the physician-owned, primary care-based multi-specialty groups, such as independent practice associations ("IPAs") and provider hospital organizations ("PHOs"). PPI may consider acquiring the assets of physicians from hospital systems, HMOs or academic medical centers.

SERVICES

Each clinic affiliated with PPI offers a wide range of primary and specialty physician care and ancillary services through organized physician groups. Approximately 52% of the providers affiliated with PPI are primary care providers and approximately 48% practice various medical and surgical specialties. The primary care physicians are those concentrating in family practice, internal medicine and pediatrics.

Medical and surgical specialties include:

                Allergy and Asthma                Neurology
                Behavioral Health                 Obstetrics
                Cardiology                        Occupational Medicine
                Critical Care                     Oncology
                Dietician                         Ophthalmology
                Dermatology                       Optometry
                Endocrinology                    Orthopedics
                Gastroenterology                  Otolaryngology
                Gynecology                        Podiatry
                Hematology                        Rheumatology
                Immunology                        Surgery- General and Vascular
                Infectious Disease                Urology
                Nephrology

In addition to medical services, the clinics affiliated with PPI offer a number of ancillary services through facilities within their offices, including cardiopulmonary and clinical laboratories, renal dialaysis, physical therapy and radiology facilities, optical dispensary and pharmacies.

GOVERNMENT REGULATION

Many aspects of the health care industry are presently subject to extensive federal and state governmental regulation. Applicable federal and state laws include the fraud and abuse provisions of the federal Medicare and Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any remuneration, either direct or indirect, in exchange for or with the intent to induce the referral, of Medicare or Medicaid patients or for the recommendation, arranging, leasing or purchasing of goods or services for which payment may be made under the Medicare or Medicaid programs. Violation of the fraud and abuse laws is punishable with criminal and civil penalties. Federal law also imposes significant penalties for false or improper billings for physician services. In addition, the federal "Stark" law generally prohibits referrals by physicians for designated health services reimbursable under the Medicare and Medicaid programs to entities with which such physicians or their immediate family members have a financial interest.

There can be no assurance that review of the operations of the Old PCs prior to the Merger, or the operations of the New PCs and PPI after the Merger, by courts or regulatory authorities will not result in a determination or further action that could have a material adverse effect on PPI. Moreover, there can be no assurance that existing laws and regulations will not be amended, interpreted or applied in the future in such a way as to have a material adverse effect on PPI, or that additional laws will not be enacted.

Significant risk factors relating to the business of the Old PCs, the New PCs and PPI are described in more detail below.

Fraud and Abuse Laws

Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. In recent years, there has been increasing scrutiny by law enforcement authorities, the United States Department of Health and Human Services, various state agencies, the federal and state courts and Congress, of financial arrangements between health care providers and potential sources of patient referrals to ensure that such arrangements are not disguised mechanisms to pay for patient referrals. The Anti-Kickback Statute is broad in scope and interpretations by various courts have been ambiguous or conflicting in certain respects. To the extent PPI is deemed to be either a referral source or a separate provider under the New PC Management Agreements that is in a position to influence referrals to or from physicians, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the Anti-Kickback Statute.

Furthermore, each of the Old PCs has had a history of receiving and making referrals to providers in their respective communities. There can be no assurance that the business practices of the Old PCs prior to the consummation of the Merger would be construed to comply with the fraud and abuse laws in all respects by applicable federal and state authorities. PPI or the New PCs, as successors in interest to the Companies, would be subject to liability in connection with any enforcement action taken against the Old PCs by a regulatory enforcement agency with respect to such laws.

Physician Self-Referral Law
Significant prohibitions against physician self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by enlarging the list of services and investment interests to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician, or a member of his or her immediate family, from making referrals for certain "Designated Health Services" to entities in which the physician has an ownership or investment interest, or with which the physician has a compensation arrangement. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines, and (iii) exclusion from the Medicare and Medicaid programs. "Designated Health Services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's own group practice (unless the practice satisfies the "in-office ancillary services" exception) and referrals in connection with physicians' employment arrangements (unless the arrangement satisfies the "in-office ancillary services" or "employment" exceptions). In addition, Stark II applies to indirect financial arrangements. To the extent physicians managed by the Company are determined to have an indirect financial relationship with physicians in separate practices which are managed by the Company, absent a Stark II exception, referrals for Designated Health Services between physicians in different practices could be prohibited. Stark II also prohibits billing the Medicare or Medicaid programs for services rendered in conjunction with prohibited referrals. Noncompliance with, or violation of, Stark II can result in exclusion from the Medicare and Medicaid programs and civil penalties. The Company believes that its operations and those of the New PCs as presently conducted do not pose a material risk of liability under Stark II, primarily because PPI does not currently provide "Designated Health Services." Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's operations as presently conducted.

In this regard, on January 9, 1998, the Health Care Financial Administration published proposed regulations interpreting the scope and refining the application of the Stark II law. These regulations provide, in the case of Designated Health Services provided by a "group practice," that the overhead expenses and income from such group practice must be distributed according to methods that indicate that the practice is a unified business and not based on each satellite office operating as if it were a separate enterprise. Only "group practices" as defined by Stark II can utilize the general exception under the law for "in-office ancillary services." There can be no assurance that the distribution methodology of the New PCs will meet the unified business requirement or that each of the New PCs otherwise will be deemed to be a "group practice" if challenged. A determination that sharing of overhead expenses and income by the New PCs does not comply with Stark II or failure to satisfy any other criteria necessary to qualify for the "in-office ancillary services" exception to the Stark II prohibition would preclude physician owners of a New PC from referring Medicare/Medicaid patients to such New PC for Designated Health Services, and could have a material adverse effect on the Company.

In addition, the proposed regulations contemplate that the issuance to physicians of stock in a company prior to such company being publicly traded may not satisfy the Stark exception for ownership interests in publicly traded companies. Thus, to the extent PPI becomes a provider of Designated Health Services, the New PC physicians who have received stock in PPI before it is public may be precluded from them making Medicare/Medicaid referrals to the Company and, under certain circumstances, to other affiliated medical groups, for Designated Health Services, which could have a material adverse impact on the Company.

The Corporate Practice of Medicine

Certain laws prohibit the practice of medicine by corporations other than professional corporations. It is possible that the operations of PPI could be challenged on grounds that PPI, a business corporation, will participate in operations or revenues of the New PCs and other PPI-managed medical practices to a prohibited extent. Oregon law regarding the corporate practice of medicine does not specifically approve or forbid practice management companies from contracting with professional corporations and has been subjected to limited judicial and regulatory interpretation. Therefore, no assurance can be given that PPI's activities will be found to be in compliance with state law if challenged. In the event of a prohibition against the PPI form of business, the relationship between PPI and each of the New PCs may have to be modified, possibly resulting in a reduction of revenues received by PPI for managing the New PCs.

Fee-Splitting Laws

The laws of many states prohibit physicians from splitting fees with non-physicians. Although Oregon currently does not have such a prohibition, there is no assurance that Oregon will not enact new laws or interpret existing laws in a manner that would require modifications to PPI's business in order to comply with such a law. In addition, expansion of the operations of PPI to jurisdictions that have laws that could be deemed to restrict or prohibit PPI's form of arrangement with managed medical groups may require structural and organizational modifications to PPI's form of management relationship, which could have an adverse effect on PPI.

Medicare/Medicaid Reimbursement

State and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, upon health care providers who fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. While management of each New PC has attempted to comply with billing requirements, there is no assurance that PPI's or the New PCs' activities will not be challenged or scrutinized by governmental authorities. Moreover, Medicare and other reimbursement rules impact the fee structure of medical billing. To the extent PPI's or the New PCs' billing arrangements may need to be modified to comply with existing or modified regulations, there could be a material adverse financial effect on PPI.

Oregon Insurance Law

The Oregon Department of Consumer and Business Affairs, Insurance Division (the "Insurance Division"), regulates the transaction of insurance pursuant to the Oregon Insurance Code. Pursuant to Insurance Division Bulletin 96-2 (the "Bulletin") issued in April 1996 by the Oregon Insurance Commissioner, health care providers that are compensated on a capitated basis by a health insurer or health care service contractor ("HCSC") are not required to obtain a certificate of authority to transact insurance if the capitation is internal to a policy of insurance that is delivered by an authorized insurer or HCSC. The Bulletin also states that discounted fee-for-service arrangements with reasonable limits on discounts (i.e., not open-ended discounts) also do not require a certificate of authority. PPI arrangements should fall into these categories and therefore be exempt from regulation as an insurance company. There is no assurance, however, that the position of the Insurance Division will not change in the future. In such an event, PPI may be required to restructure its New PC Management Agreements or apply for a certificate of authorization, which could have a material adverse effect on PPI.

Antitrust Laws

Because the New PCs are separate legal entities they may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. There is no assurance that the review of the businesses of the New PCs and PPI by courts or regulatory authorities will not result in a determination that could have a material adverse effect on PPI.

Proposed Legislation

In addition to current federal regulations, the Clinton Administration and several members of Congress have proposed legislation for significant reforms affecting the payment for and availability of health care services. Aspects of certain such health care proposals, such as reductions in Medicare and Medicaid payments and additional prohibitions on direct or indirect physician ownership of facilities to which they refer patients, if adopted, could have a material adverse effect on PPI. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation on PPI.


COMPETITION

In general, both the physician management industry and the health care provider industry are highly competitive. Competition in the provision of medical services in the markets where PPI operates come from an increasing variety of providers who are in or have recently entered the physician provider business (e.g., other group practices, hospital systems, IPAs, HMOs, and academic medical centers). In the three markets presently served by the New PCs, hospital systems employ primary care physicians who compete directly against the New PCs. While PPI seeks to acquire groups with significant market presence, there can be no assurance that PPI or the New PCs can successfully compete with other provider competitors.

With respect to physician practice management companies, only three, MedPartners, Inc. ("MedPartners"), American Oncology Resources ("AORI") and PhyCor , Inc. ("PhyCor") have a presence in any of the markets currently served by the New PCs. All of these publicly traded PPMs have holdings in the Portland, Oregon market. MedPartners manages a multi-specialty group practice of approximately 70 physicians in the Portland market. MedPartners has been an aggressive suitor of physician groups in the Portland market. AORI has oncology providers in the Portland market which are in direct competition with HealthFirst's oncology practice and PhyCor has an indirect presence in the Portland market at the Vancouver Clinic in Vancouver, Washington. In the larger context of PPI's regional and national strategic growth plan in the pursuit of quality primary care-based multi-specialty group practice acquisitions, PPI directly competes with public as well as private physician practice management companies. There can be no assurance that PPI can successfully compete against other PPMs in such markets in the future.

EMPLOYEES

As of December 31, 1997, the Company employed approximately 1,600 people including 17 in the corporate office. None of the Company's employees is in a labor union and the Company considers its relations with its employees to be excellent.

INSURANCE

The business of the Company entails an inherent risk of claims of provider professional liability. To protect its overall operations from such potential liabilities, the Company maintains professional liability insurance and general liability insurance on a claims-made basis. Management does not believe professional liability exposure is significant; however, there can be no assurance that a future claim will not exceed the limits of available insurance coverage or that such coverage will continue to be available. The Company carries worker's compensation insurance and maintains multiperil liability, fiduciary liability, employee dishonesty, professional liability, general liability and directors and officers' insurance. The Company believes these types of insurance to be customary and reasonable for a business of its kind.

ITEM 2: PROPERTIES

The Company's executive office is located at 111 SW Columbia Street, Portland, Oregon. The Company believes these arrangements and the additional locations discussed below are adequate for its current uses and anticipated growth.

In addition to the corporate office, the Company leases and occupies clinics, offices or facilities in 24 locations throughout the Portland, Corvallis and Medford, Oregon areas.

In connection with the Medford Clinic, PC, two other properties, the Redwood Dialysis Center and the Rogue Valley Dialysis Center facilities, are currently owned by PPI. The mortgages of these properties were assumed by the Company as a result of the Merger.

ITEM 3: LEGAL PROCEEDINGS

Physicians, hospitals and other participants in the health care industry are subject to an increasing number of lawsuits alleging medical malpractice and related claims. Many of these lawsuits involve large claims and substantial defense costs. Although neither PPI nor its employees practice medicine, it is subject to the risks associated with medical malpractice and related litigation. PPI along with the New PCs are currently engaged in the defense of lawsuits arising in the ordinary course and conduct of its business. PPI believes that such actions will not have a material effect on its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Stockholders of PPI was held on January 28, 1998. Three Class 1 Directors, Tim E. Dupell, Michael F. Bonazzola, M.D. and Mark Leavitt, M.D., were elected to the Board of Directors of PPI at such meeting. The term of the new directors commences on January 28,1998 and expires at the annual meeting of stockholders to be held in 2000. David M. Goldberg, M.H.A., Bruce E. Van Zee, M.D., David H. Cutsforth, Jr., M.D., Russell A. Dow, M.D. and Douglas M. Mancino, Esq. and Dan Gregorie, M.D. continued as directors after the 1997 Annual Meeting of Stockholders. The following chart tabulates the number of votes cast for and against each director nominated for election at such Annual Meeting; there were no abstentions.

                                                    For         Against

Tim E. Dupell                                    3,844,203      419,798

Michael F. Bonazzola, M.D.                       4,122,522      141,479

Mark Leavitt, M.D.                               4,149,349      114,652

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public trading market for the Company's common stock.

ITEM 6: SELECTED FINANCIAL DATA


                                                            For the Period
                                                            from Inception
                                                            (June 20, 1996)     For the Year ended
                                                            to December 31,        December 31,
(Thousands of dollars, except earnings per share)                 1996                1997
                                                            ---------------     ------------------
STATEMENT OF OPERATIONS DATA:
REVENUES:
 Reimbursement of Manager's Expenses                           $      --            $ 102,617
 Management Fees                                                      --                5,932
                                                               ---------            ---------
 Total Revenues                                                       --              108,549
 Total Operating Expenses                                             --              104,998
 Total Operating Income (Loss)                                        --                3,551
 Reorganization Costs                                              4,955                  718
 Other Non-Operating Income (Expenses)                                --               (2,699)
                                                               ---------            ---------
 Income (Loss) Before Taxes                                       (4,955)                 134
                                                               ---------            ---------
 Income Tax Expense (Benefit)                                         --                   --
                                                               ---------            ---------

 Net Income (Loss)                                                (4,955)                 134
                                                               =========            =========
 Net Income (Loss) Applicable to Common Shareholders              (4,955)              (3,706)
 Earnings (Loss) Per Share                                     $ (107.37)           $   (0.63)
BALANCE SHEET DATA:
 Working Capital (Deficit)                                     $     (93)           $     889
 Total Assets                                                        100               73,831
 Long Term Debt, net                                                  --                8,177
 Capital and Direct Financing Lease Obligations, net                  --               17,841
 Preferred Redeemable Stock and Related Warrants                      --               17,910
 Shareholders' Equity                                                  3               (1,362)


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by PPI.

OVERVIEW

PPI is a physician practice management company ("PPM") that operates primary care and multi-specialty clinics in the Pacific Northwest. PPI was formed in June 1996 in connection with certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, PC ("Old Medford"), HealthFirst Medical Group, PC ("Old HealthFirst"), The Corvallis Clinic, PC ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "the Old PCs", and PPI, which transactions were consummated on February 1, 1997. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the

New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

In exchange for providing management services under the Management Agreement, and certain facilities and equipment to the managed clinics, PPI is reimbursed for all managerial costs and expenses ("Manager's Expenses") incurred by PPI and is paid a management fee. The management fee is 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses. PPI has a Management Agreement with each of the three New PCs, i.e., HealthFirst Medical Group, PC, Medford Clinic, PC and The Corvallis Clinic, PC

The three New PCs have 25 clinical delivery sites and nearly 302 providers. PPI's strategy is to pioneer innovative health care delivery into the 21st century as a leading primary care-based multi-specialty group PPM. PPI endeavors to deliver high quality health care by involving physicians at every level of the organization. The majority of PPI's common stock is owned by physicians and the Board of Directors maintains a physician majority.

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

In 1997, PPI began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's onging results of operations.

RESULTS OF OPERATIONS

Reorganization costs of $0.7 million in the year ended December 31, 1997 and $1.3 million in the period ended December 31, 1996 were incurred to complete the Transactions. These costs consisted of legal, accounting and printing expenses and will not continue after 1997. Corporate costs of $2.8 million and $.7 million in 1997 and 1996, respectively, consisted of the Salaries, Wages and Benefits of PPI management, outside professional expenses, and the operating expenses of the corporate office. These costs will increase in 1998 as PPI continues to build its management team.

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

The actual results reflect only eleven months of post Merger operating activities in the twelve months ended December 31, 1997 and no operating activities for 1996. Summarized unaudited pro forma financial information is presented below. The pro forma balance sheet is presented as if the Merger had occurred on December 31, 1996, and the pro forma income statements are presented as if the Merger had taken place on January 1, 1996.

Summarized Unaudited Pro Forma Balance Sheet as of December 31, 1996 (all amounts are in thousands):

                                                               1996
                                                              -------
           ASSETS:
            Current Assets                                    $25,050
            Property, Plant and Equipment                      45,064
            Other Assets                                        1,032
                                                              -------
              Total Assets                                     71,146
                                                              =======

           LIABILITIES:
            Current Liabilities                                33,945
            Long-Term Debt and Capital Lease Obligations       28,602
            Other Long-Term Liabilities                         6,489
                                                              -------
              Total Liabilities                                69,036
                                                              -------

           SHAREHOLDERS' EQUITY                                 2,110
                                                              -------

           Total Liabilities and Shareholders' Equity         $71,146
                                                              =======

Summarized Unaudited Pro Forma Income Statement as of December 31, 1996 and 1997 (all amounts are in thousands, except earnings per share):

                                                               1996            1997
                                                             ---------       ---------
           REVENUES:
            Reimbursement of Manager's Expenses              $ 107,594       $ 111,566
            Management Fees                                      5,655           6,375
                                                             ---------       ---------
              Total Revenues                                   113,249         117,941
           OPERATING EXPENSES:
            Clinic Salaries, Wages and Benefits                 47,320          47,162
            Medical and Office Supplies                         16,814          17,517
            General and Administrative Expenses                 11,792          13,282
            Purchased Medical Services                          20,168          21,867
            Lease and Rent                                       3,038           3,770
            Depreciation and Amortization                        5,259           4,767
            Corporate Costs                                      2,900           2,899
                                                             ---------       ---------
              Total Operating Expenses                         107,291         111,264
              Total Operating Income                             5,958           6,677
           Other Income (Expenses)                              (3,203)         (2,973)
                                                             ---------       ---------
           Net Income Before Provision For Income Taxes          2,755           3,704
           Provision for Income Taxes                           (1,047)         (1,408)
                                                             ---------       ---------
           Net Income                                        $   1,708       $   2,296
                                                             =========       =========
           Earnings per Share - Basic                        $    0.29       $    0.39
                                                             =========       =========
           Earnings per Share - Diluted                      $    0.24       $    0.32
                                                             =========       =========

This pro forma financial information has been prepared by PPI based on the historical financial statements of PPI and the Old PCs. The pro forma income statements reflects the following adjustments to historical results:

a. Elimination of net revenues of the Old PCs from providing medical services as these revenues will be retained by the New PCs for the year ended December 31, 1996 and the period ended January 31, 1997.

b. Elimination of historical costs for provider compensation and benefits as such costs will be the responsibility of the New PCs for the year ended December 31, 1996 and the period ended January 31, 1997.

c. Addition of the revenues to be earned by PPI under the terms of the Management Agreement for the year ended December 31, 1996 and the period ended January 31, 1997.

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

g. Elimination of $1.5 million of transition plan expenses and $1.0 million provision against the receivables from the New PCs in 1997.

The pro forma income statements may not be indicative of actual results if the Transactions had occurred on the dates indicated or which may be realized in the future.

PRO FORMA RESULTS:

The increase in the reimbursement of Manager's Expenses of $4.0 million, or 3.7%, to $111.6 million for the twelve months ended December 31, 1997 from $107.6 million for the twelve months of 1996 is mainly attributable to increases in Purchased Medical Services and General and Administrative expenses. Purchased Medical Services increased $1.7 million or 8.4% to $21.9 million in 1997 compared to $20.2 million in 1996 due to an increase in capitated lives in the various managed care plans and higher utilization. Manager's Expenses will continue to increase as the New PCs' revenues increase, however, they are expected to remain relatively stable as a percentage of net revenues. The $1.5 million increase in General and Administrative expenses is due to various consulting projects completed in 1997.

The $0.7 million increase in management fees for the year ended December 31, 1997 compared to 1996 is due to an increase in the New PCs' revenues of $8.1 million only partially offset by the increase in Manager's Expenses of $4.0 million. PPI anticipates that management fee revenue will continue to increase as the New PCs' operating results improve and PPI acquires the assets of additional clinics.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Working capital increased from a $.1 million deficit at December 31, 1996 to a surplus of $.9 million at December 31, 1997 which is due to the assumption of the Old PCs' assets and liabilities on February 1, 1997. Based on the pro forma December 31, 1996 balance sheet, working capital increased $9.8 million to a $.9 million surplus from an $8.9 million deficit at December 31, 1996. The increase is due to a construction loan classified as short-term at December 31, 1996 being converted to long-term debt in the second quarter 1997 and the use of the proceeds from the sale of preferred stock to reduce current liabilities. Cash flows from operations used $4.1 million in the year ended December 31, 1996 and used $2.3 million in the year ended December 31, 1997. The use of funds in the year ended December 31, 1996 is primarily due to the net increase in the Receivable from New PCs of $3.0 million and the $2.5 million decrease in accrued compensation which were partially offset by an increase in drafts.
The decrease in accrued compensation is due to funding the 1996 employer's portion of HealthFirst's and Medford's defined contribution plans with proceeds from the sale of preferred stock to First Union (see subsequent section - "Redeemable Preferred Stock").

At December 31, 1997, PPI had cash and cash equivalents of approximately $1.8 million and $9.5 million available under its operating line of credit. PPI believes that the cash and cash equivalents, combined with the line of credit and cash flows from operations is sufficient to meet PPI's planned capital expenditures and working capital needs for the next 12 months.

Capital Expenditures

Capital expenditures in the year ended December 31, 1997 were $2.6 million. Capital expenditures during 1997 consist mainly of purchases of medical and office equipment. Capital expenditures in 1998 could increase if certain investments are made in ancillary services.

Line of Credit

The Transactions resulted in PPI assuming all debt obligations of the Old PCs. The Old PCs previously had separate lines of credit with an aggregate $5.5 million limit. In February 1997, the individual lines of credit were consolidated into one operating line of credit with a $7.5 million limit made available by U.S. Bank of Oregon. In August 1997, the line of credit was increased to $15.0 million in anticipation of potential acquisitions. PPI, at it's discretion, may make borrowings at prime rate or in $.5 million increments at LIBOR plus LIBOR margin. At December 31, 1997, $5.5 million was outstanding under the line of credit with an effective interest rate of 8.5%. The line has an annual commitment fee on the unused portion of .375%. The line of credit contains certain covenants which amoung other things, require PPI to meet certain fininancial obligations. However, subsequent to year-end the Bank agreed to waive the covenant violations for the year ended December 31, 1997. At December 31, 1997, PPI had approximately $9.5 million available under the operating line of credit.

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

The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30, 1998, to 942,784 if redeemed in full by June 30, 1999 and to 1,212,228 if redeemed in full by June 30, 2000. First Union has the right to sell to PPI the Warrant and the Warrant Shares at a price equal to fair market value after June 30, 2002 or, if earlier, upon the occurrence of certain enumerated events, which events are similar to those that piggyback and other registration rights. First Union and any subsequent holders of Preferred Shares, the Warrant and Warrant Shares are prohibited from transferring such securities to any competitor of PPI.

The warrant was valued at $6,115 at July 10, 1997. The value was based on probability factors assigned to the various share amounts which may be issued and the fair market value per share. The warrants and preferred stock are being accreted up to their fair market value to the earliest potential redemption date. At December 31, 1997 the value of the warrants approximates the redemption value at June 30, 1998. The preferred stock was valued at $8,590 at July 10, 1997. The preferred stock is being accreted up to its redemption value of $15,000 by June 30, 1998. Accordingly, $3,205 of accretion has been charged to Retained Earnings in 1997.

Of the available proceeds (net of $.3 million of transaction costs) $13.3 million were used during the year ended December 31, 1997 to retire debt of $9.9 million and fund accrued pension contributions of $3.4 million assumed by PPI in the Transactions. The retirement of debt will reduce future interest expense and principal payments.

It is uncertain at this time what funds will be used to redeem the preferred stock. Management will continue to evaluate the various sources of financing available, including but not limited to, traditional commercial bank debt, private debt, private equity, public equity and public debt.

Acquisitions

PPI is currently involved in acquisition discussions with various medical clinics. PPI has entered into an initial agreement with one clinic and is currently negotiating letters of intent with other clinics. Management anticipates consummating a transaction in the second quarter of 1998. Management believes the existing line of credit of $15.0 million, with availability of $9.5 million as of December 31, 1997, is adequate to fund these acquisitions.

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


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes to financial statements, together with the report of independent public accountants are located on the following pages.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Physician Partners, Inc.:

We have audited the accompanying balance sheets of Physician Partners, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 20, 1996) to December 31, 1996 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Partners, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from inception (June 20, 1996) to December 31, 1996 and for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 27, 1998

                            PHYSICIAN PARTNERS, INC.


                   BALANCE SHEETS--DECEMBER 31, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                     ASSETS

                                                                       1996         1997
                                                                      -------      -------
CURRENT ASSETS:
  Cash and cash equivalents                                           $     4      $ 1,761
  Restricted Investments                                                   --          250
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $0 and $10,591 at
    December 31, 1996 and 1997, respectively                               --       17,094
  Healthcare and other receivables                                         --        5,702
  Inventories of drugs and supplies                                        --          408
  Prepaid expenses and deposits                                            --        1,405
                                                                      -------      -------
          Total current assets                                              4       26,620

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $8 and $25,063 at December 31, 1996 and
  1997, respectively                                                       89       42,992

OTHER ASSETS:
  Receivables from New PCs, net of allowance of $1,000                     --        2,979
  Investments in affiliates                                                --        1,003
  Other                                                                     7          237
                                                                      -------      -------
          Total assets                                                $   100      $73,831
                                                                      =======      =======

                            PHYSICIAN PARTNERS, INC.


             BALANCE SHEETS--DECEMBER 31, 1996 AND 1997 (CONTINUED)

                 (All dollar amounts are expressed in thousands)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Line of credit                                                                      $     --       $  5,460
  Payable to clinics                                                                        97             --
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                             --          1,112
  Drafts payable                                                                            --          3,026
  Accounts payable and accrued expenses                                                     --          4,001
  Accrued healthcare costs                                                                  --          6,565
  Accrued compensation and related expenses                                                 --          5,079
  Deferred revenue                                                                          --            488
                                                                                      --------       --------
          Total current liabilities                                                         97         25,731

DIVIDENDS PAYABLE                                                                           --            635

LONG-TERM DEBT, net of current portion                                                      --          8,177

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current
  portion                                                                                   --         17,841

DEFERRED COMPENSATION AND OTHER                                                             --          4,899

REDEEMABLE PREFERRED STOCK AND RELATED WARRANT                                             --         17,910

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock-
    Class A - Voting; $0.01 par value; 20,000,000 shares authorized; 138,000 and
      6,435,696 shares issued and
      outstanding at December 31, 1996 and 1997, respectively                                1             64
    Class B - Voting; $0.01 par value; 30,000,000 shares
      authorized; no shares issued or outstanding                                           --             --
  Treasury stock, at cost                                                                   --           (748)
  Additional paid in capital                                                             5,008          9,626
  Accumulated deficit                                                                   (4,955)        (8,661)
  Notes receivable from stockholders                                                       (51)          (736)
  Unamortized value of restricted stock awards                                              --           (907)
                                                                                      --------       --------
          Total stockholders' equity (deficit)                                               3         (1,362)
                                                                                      --------       --------
          Total liabilities and stockholders' equity (deficit)                        $    100       $ 73,831
                                                                                      ========       ========


      The accompanying notes are an integral part of these balance sheets.

                            PHYSICIAN PARTNERS, INC.


                            STATEMENTS OF OPERATIONS

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands
                             except loss per share)


                                                                     1996            1997
                                                                   ---------       ---------
REVENUES:
  Reimbursement of manager's expenses                              $      --       $ 102,617
  Management fees                                                         --           5,932
                                                                   ---------       ---------
          Net revenues                                                    --         108,549

OPERATING EXPENSES:
  Clinic salaries, wages and benefits                                     --          43,160
  Purchased medical services                                              --          20,291
  Medical and office supplies                                             --          16,054
  General and administrative expenses                                     --          12,338
  Lease and rent expense                                                  --           3,471
  Depreciation and amortization                                           --           4,376
  Corporate costs                                                        693           2,808
  Transition plan expenses                                                --           1,500
  Provision for Receivables from New PCS                                  --           1,000
                                                                   ---------       ---------
          Total operating expenses                                       693         104,998
                                                                   ---------       ---------
          Operating income (Loss)                                       (693)          3,551

OTHER INCOME (EXPENSE):
  Other income                                                            --              65
  Interest income                                                         --             684
  Interest expense                                                        --          (3,448)
  Reorganization costs                                                (4,262)           (718)
                                                                   ---------       ---------
          Net income (loss) before provision for income taxes         (4,955)            134
                                                                   ---------       ---------
PROVISION FOR INCOME TAXES                                                --              --
                                                                   ---------       ---------
NET INCOME (LOSS)                                                     (4,955)            134

ACCRETION ON PREFERRED STOCK                                              --           3,205

PREFERRED STOCK DIVIDENDS                                                 --             635
                                                                   ---------       ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $  (4,955)      $  (3,706)
                                                                   =========       =========

LOSS PER BASIC AND DILUTED SHARE                                   $ (107.37)      $    (.63)
                                                                   =========       =========


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.


                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)


                                Class A
                              Common Stock                               Unamortized        Note
                           ------------------    Treasury   Additional     Value of      Receivable
                              Number              Stock,      Paid in      Restricted        from       Accumulated
                            of Shares   Amount    at Cost     Capital     Stock Awards   Stockholders    Deficit       Total
                            ---------   ------   --------   ----------   ------------   ------------   -----------   -------
    Issuance of common
      stock                   138,000       1        --            746             --             --            --       747
    Stock subscription
      receivable                   --      --        --             --             --            (51)           --       (51)
    Reorganization costs
      incurred by
      Founding Clinics             --      --        --          4,262             --             --            --     4,262
    Net loss                       --      --        --             --             --             --        (4,955)   (4,955)
                            ---------    ----    --------   ----------   ------------   ------------   -----------   -------
BALANCE, December 31,
  1996                        138,000       1        --          5,008             --            (51)       (4,955)        3
    Contribution of old
      PC net assets         6,337,607      43        --          4,786         (1,192)          (974)           --     2,683
    Retirement of common,
      stock                    (3,000)     --        --             --             --             --            --        --
    Forfeiture of common
      stock                   (36,911)     --        --           (168)           111             --            --       (57)
    Repurchase of common
      stock                        --      --      (748)            --             --             71            --      (677)
    Repayment of stock
      subscription                 --      --        --             --             --            218            --       218





         The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.


            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)


                                   Class A
                                Common Stock                            Unamortized       Note
                             ----------------               Additional    Value of     Receivable
                               Number             Treasury   Paid in     Restricted       from      Accumulated
                             of Shares  Amount     Stock     Capital    Stock Awards   Stockholder    Deficit     Total
                             ---------  ------     -----     -------    ------------   -----------    -------     -----
    Amortization of stock
      awards                        --   $ --       $  --     $   --        $ 174         $  --       $    --     $  174
    Preferred stock
      dividends                     --     --          --         --           --            --          (635)      (635)
    Accretion on
      preferred stock               --     --          --         --           --            --        (3,205)    (3,205)
    Net income                      --     --          --         --           --            --           134        134
                             ---------   ----       -----     ------        -----         -----       -------     ------
BALANCE, December 31,
  1997                       6,435,696   $ 64       $(748)    $9,626        $(907)        $(736)      $(8,661)   $(1,362)
                             =========   ====       =====     ======        =====         =====       =======     ======


         The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.


                             STATEMENT OF CASH FLOWS

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)


                                                                              1996        1997
                                                                            -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $(4,955)     $   134
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
  Compensation expense for stock issued to officers and directors               693           --
      Depreciation and amortization                                              --        4,550
      Provisions for Receivables from New PCs                                    --        1,000
      Deferred tax benefit                                                       --       <1,491>
      Equity in income of affiliates                                             --         (726)
      Changes in operating assets and liabilities (excluding assets and liabilities assumed by Physician Partners, Inc.):
          Patient accounts receivable, net                                       --          160
          Healthcare and other receivables                                       --       (1,216)
          Receivables from New PCs                                               --       (3,979)
          Inventories of drugs and supplies                                       --          (83)
          Prepaid expenses and deposits                                          --         (621)
          Other assets                                                           --          229
          Drafts payable                                                         --        1,872
          Accounts payable and accrued expenses                                  --         (584)
          Accrued healthcare costs                                               --          219
          Deferred revenue                                                       --         (102)
          Accrued compensation and related expenses                              --       (2,463)
          Deferred compensation and other                                        --         (637)
          Other liabilities                                                      --         (322)
                                                                            -------      -------
          Net cash provided by (used in) operating activities                (4,262)       (4,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (98)      (2,554)
  Proceeds from investments                                                      (7)         440
                                                                            -------      -------
          Net cash used in investing activities                                (105)      (2,114)

                            PHYSICIAN PARTNERS, INC.


                       STATEMENT OF CASH FLOWS (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)


                                                                                      1996         1997
                                                                                    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                $      3     $     --
  Borrowings from Founding Clinics                                                       106           --
  Net payments on borrowings under line of credit agreement                               --         (640)
  Principal payments on long-term debt and direct financing lease
    obligation                                                                            --       (7,827)
  Proceeds from repayments of notes receivable from stockholders                          --          218
  Cash assigned to Physician Partners, Inc. in merger                                     --        1,358
  Proceeds from issuance of preferred stock                                               --       14,705
  Purchase of treasury stock                                                              --         (601)
  Costs incurred related to PPI transaction                                            4,262          718
                                                                                    --------     --------
          Net cash provided by financing activities                                    4,371        7,931
                                                                                    --------     --------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                                        4        1,757

CASH AND CASH EQUIVALENTS, beginning of period                                            --            4
                                                                                    --------     --------
CASH AND CASH EQUIVALENTS, end of period                                            $      4     $  1,761
                                                                                    ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                            $     --     $  4,080
  Cash paid for income taxes                                                              --        1,264

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Stock subscription receivable                                                   $     51     $     --

    In the purchase of treasury stock, PPI transferred approximately $76 of net equipment and forgave $71 of notes receivable from stockholders.

    On February 1, 1997, as a result of the Merger, PPI succeeded to the assets and liabilities of the Old PCs. The book value of the Old PCs' assets and liabilities, including $1 million of cash, at January 31, 1997 are presented below:
        Current assets                                                                23,769
        Property, plant and equipment                                                 44,722
        Other long-term assets                                                         1,597
        Current liabilities                                                           28,777
        Long-term liabilities                                                         37,484
        Deferred tax liability                                                         1,491
        Contributed equity                                                             2,336


         The accompanying notes are an integral part of this statement.

                            PHYSICIAN PARTNERS, INC.


                          NOTES TO FINANCIAL STATEMENTS


                 (All dollar amounts are expressed in thousands, except
                                  loss per share)


1.  BUSINESS AND ORGANIZATION:

Physician Partners, Inc. (PPI), is a Delaware corporation formed on June 20, 1996 for the purpose of effecting a reorganization transaction between PPI and HealthFirst Medical Group, PC ("HealthFirst"), The Corvallis Clinic, PC ("Corvallis") and The Medford Clinic, PC ("Medford"), (collectively,
"The Founding Clinics").

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations ("New PCs"). The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI at historical cost. As consideration, the stockholders of the existing Founding Clinics received stock of PPI.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Selected accounting policies are discussed below. Other significant accounting policies regarding revenues, income taxes, professional liability and deferred compensation are discussed in specific notes that follow.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Restricted Investments

Under Medford Clinic, P.C.'s agreement with Oregon Health Management System ("OHMS"), PPI is required to maintain $250 in a restricted or segregated account. PPI can use these funds for purchased medical services only with approval by OHMS.

Concentration of Credit Risk

PPI extends credit to patients covered by commercial insurance, Medicare and Medicaid. PPI manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectable accounts have been made for potential losses, where appropriate. Per the terms of the Management Agreement the New PCS bear the risk of potential losses.

Healthcare Receivables

Certain of PPI's contracts with health plans include risk-sharing features involving PPI, participating hospital and the health plan. Amounts recorded at year-end represent management's estimates of the net settlement amounts expected. Differences between management's estimates and the ultimate settlement for each health plan are recorded in the year final settlement occurs.

Receivables from New PCs

Receivables from New PCs include advances made during 1997 to the New PCs. The receivables bear interest at 7.6% with interest only payments due in 1998 and principal and interest payments due over a three year period beginning January 1999. A $ 1,000 allowance has been recorded against the receivable.

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

Buildings and leasehold improvements                 7-40 years
Furniture and equipment                              3-15 years

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, receivables, accounts payable and accrued expenses are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to PPI for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

PPI does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Notes Receivable from Stockholders

PPI maintains various agreements with stockholders for their purchase of common stock. These agreements were originally made by The Founding Clinics and were transferred to PPI in the Reorganization Transaction. The notes mature at various stages through 2008.

Transition Plan Expenses

In 1997, PPI made one-time payments totalling $1,500 to the Founding Clinics.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  NET REVENUES:

                                             Corvallis     HealthFirst     Medford    Combined
                                                           -----------     -------    --------
Net Clinic revenue                             $39,244        $58,187       $42,261    $139,692
Less:
  Manager's expenses                            28,788         43,387        30,442     102,617
                                               -------        -------       -------    --------
Adjusted revenue                                10,456         14,800        11,819      37,075
                                                   X16%           X16%          X16%        X16%
                                               -------        -------       -------    --------
Management fee                                   1,673          2,368         1,891       5,932
Reimbursement of manager's
  expenses                                                                              102,617
                                                                                       --------
Net revenues                                                                           $108,049
                                                                                       ========

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                       December 31,
                                                  ----------------------
                                                    1996          1997
                                                  --------      --------
         Land and land improvements               $     --      $  3,141
         Buildings and leasehold improvements            7        37,171
         Furniture and equipment                        90        27,648
         Construction in progress                       --            95
                                                  --------      --------
                                                        97        68,055
         Less- Accumulated depreciation                 (8)      (25,063)
                                                  --------      --------
                                                        89      $ 42,992
                                                  ========      ========

5. FINANCING:

Long-term debt at December 31, 1997 is as follows:

Note payable, due in monthly installments of principal and interest of $16 through July
   2000, with a final payment of $1,636, bearing interest at 9.875%.  The note is secured
   by building and land.                                                                       $1,693
Note payable, due in monthly principal payments of $188 through January 2017,
   bearing interest at 8.25%. The note is secured by building and land.                         3,578
Note payable, due in monthly installments of principal and interest of $1, maturing in
   October 2005, bearing interest at 8.50%                                                         23
Note payable, due in annual principal payments of $115 through August 2011, bearing
   interest at 7.90%. The note is secured by furniture and equipment.                           1,535
Note payable to a related party, due in annual principal payments of $1 through 1998,
   bearing interest at 6.00%.                                                                       3
Mortgage with bank, interest at 8.44%, payable in monthly installments of principal plus interest of $2, maturing December 31, 2014, secured by first
   deed on real property and equipment and fixtures.                                              219
Mortgage with bank, interest at 9.25%, payable in monthly installments of $5, maturing November 1, 2008, secured by first deed on real property and
   equipment and furniture and fixtures.                                                          431
Note payable with title company, interest at 7.90%, payable in monthly installments of $6, maturing July 1, 2013, secured by equipment and furniture
   and fixtures.                                                                                  668
Mortgage with bank, interest at 8.44%, payable in monthly installments of principal plus interest of $3, maturing December 15, 2001, secured by second
   deed on real property and equipment and fixtures.                                              201
Facilities loan with bank, interest at 9.00%, payable in monthly installments of $4, maturing September 30, 1999, secured by equipment, furniture and fixtures and accounts
   receivable.                                                                                     73
Equipment loan with bank, interest at 7.25%, payable in monthly installments of
   $22, maturing April 2000, secured by equipment, furniture and fixtures and
   accounts receivable                                                                            432
                                                                                               ------
          Total long-term debt                                                                  8,856

Less- Current portion                                                                             679
                                                                                               ------
          Total long-term debt, net of current portion                                         $8,177
                                                                                               ======

Maturities of long-term debt for the next five years, including current maturities, are as follows:

                  1998                     $  679
                  1999                        628
                  2000                      2,040
                  2001                        497
                  2002                        373
                  Thereafter                4,639
                                           ------
                      Total                $8,856
                                           ======

PPI maintains an unsecured revolving line-of-credit agreement providing up to $15,000. PPI, at its discretion, may make borrowings at prime rate or in $500 increments at LIBOR plus LIBOR margin. At December 31, 1997, $5,460 was outstanding under the line of credit with an effective interest rate of 8.5%. The line has an annual commitment fee on the unused portion of .375% and expires in July 1999.

Under terms of the revolving line of credit agreement, certain financial ratios and other covenants are required to be met. PPI was not in compliance with certain of these debt covenants due to the recognition of a $1,500 transition plan expense and $1,000 provision against the Receivables from New PCs as of December 31, 1997. Subsequent to year-end, the Bank agreed to waive the covenant violations for the year ended December 31, 1997. As the violation was due to one-time adjustments made in 1997, PPI anticipates being in compliance with all debt covenants at the next measurement date, March 31, 1998.

6.  LEASE COMMITMENTS:

Capital Leases

PPI leases certain medical equipment and facilities under agreements which are classified as capital leases. The equipment leases have original terms of five years and have either a bargain purchase option or a transfer of title at the end of the lease. The building lease is with Gateway Properties LLC for a term of 21 years. Leased capital assets included in property, plant and equipment at December 31, 1997 are as follows:

          Buildings and leasehold improvements                        $3,574
          Furniture and equipment                                        524
                                                                      ------
                                                                       4,098
          Less- Accumulated amortization                              (1,022)
                                                                      ------
                                                                      $3,076
                                                                      ======

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment, and the related rentals are charged to operations as incurred.

Future Minimum Lease Payments

Future minimum lease payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1997.

                                                    Capital    Operating
                                                    Leases      Leases
                                                    ------      ------
   1998                                              $  494      $ 3,539
   1999                                                 427        3,389
   2000                                                 423        2,751
   2001                                                 403        2,656
   2002                                                 403        2,442
Thereafter                                            5,071        9,586
                                                    -------      -------
Total minimum lease payments                          7,221      $24,363
                                                                 =======
Amounts representing interest                         3,763
                                                     ------
Present value of minimum lease payments               3,458
Current portion                                         183
                                                     ------
Long-term capitalized lease obligations              $3,275
                                                     ======

Direct Financing Lease Obligations

In June of 1995, Corvallis contributed land, buildings, construction in process and related notes payable to HealthCare Partners, LLC (Note 6). At the date of transfer, Corvallis entered into 30-year lease agreements for the Asbury, Aumann and other buildings and a 5-year lease agreement for the Albany building. Monthly rental payments under these leases are $184. The assets were sold under a sale/leaseback arrangement and, therefore, this was accounted for as a financing transaction wherein the assets remain on Corvallis' books and continue to be depreciated. Corvallis recorded a direct financing lease obligation for cash received by Corvallis and obligations assumed by the LLC as part of the transaction which was assumed by PPI at February 1, 1997. The liability for this lease obligation was $13,922 at December 31, 1997.

Scheduled principal payments at December 31, 1997 are as follows.

               1998          $242
               1999           266
               2000           287
               2001           244
               2002           810
            Thereafter     12,073
                           ------
                           13,922
                           ======

In May 1996, HealthFirst sold three facilities to HealthFirst Properties LLC (Note 6) under a sale/leaseback arrangement. The facilities were sold for $12,550, of which $11,550 is due in the form of an 8% interest-bearing note receivable due in monthly installments through April 2016. The remainder was received in cash. The transaction was accounted for as a financing, wherein the property and related debt remains on Healthfirst's books and will continue to be depreciated. A financing obligation representing the proceeds of $1,000 has been recorded and will be reduced based on payments under the lease. As sales proceeds are received from the LLC, they will be credited to a financing obligation, and amortized as a reduction of operating expenses over the remaining life of the lease. The amount owed on the financing obligation at December 31, 1997 was $894 of which $8 is due within one year. The lease has a term of 20 years and requires minimum annual rental payments of $1,318 in 1998, 1999, 2000, 2001 and 2002 and $17,680 thereafter. PPI assumed the financing lease obligation and the lease payments at February 1, 1997.

7.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that PPI follow the liability method of accounting for deferred income taxes. Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following:

                                                                            December 31,
                                                                       ----------------------
                                                                       1996              1997
                                                                       ----              ----
Deferred tax assets:
  Cash to accrual adjustments                                         $   -            $ 10,731
  Allowance for uncollectible accounts                                    -                 695
  Allowance for related party receivable                                  -                 400
  Deductible reorganization costs capitalized for tax and
   expensed for financial reporting purposes                            645                 538
  Net operating loss carryforward                                         -                 577
  Accrued expenses                                                        -                 865
  Other                                                                   -                  62
                                                                      -----            --------
    Net deferred tax assets                                             645              13,868
Deferred tax liabilities
  Cash to accrual adjustments                                             -              (9,997)
  Property, plant and equipment basis differences                         -                (880)
                                                                      -----            --------
    Net deferred liability                                                -             (10,877)
    Less - valuation allowance                                         (645)             (2,991)
                                                                      -----            --------
    Net deferred taxes                                                $   -            $      -
                                                                      =====            ========

PPI maintains a valuation allowance in an amount equal to its net deferred tax assets because of uncertainty with respect to the realization of the related tax benefits in future years.

The provision for income taxes, which is substantially federal expense (benefit), is as follows:

                    Year Ended December 31,
                    -----------------------
                     1996            1997
                     ----            ----
Current              $ -           $ 1,491
Deferred               -            (1,491)
                     ---           -------
                     $ -           $     -
                     ===           =======

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                       1996               1997
                                                                       ----               ----

Income tax benefit at the federal statutory rate                    $1,734               $ 47
State tax, net of federal tax                                           70                  6
Nondeductible reorganization costs                                    (691)                 -
Costs allocated to the Founding Clinics for tax purposes              (432)                 -
Valuation allowance                                                   (645)               (53)
Other                                                                  (36)                 -
                                                                    ------               ----
          Income tax provision per financial statements             $   --               $  -
                                                                    ======               ====

8.  COMMON STOCK TRANSACTIONS:

The Founding Clinics were issued the initial 3,000 shares of PPI Class A common stock for $3 in 1996.

Stock awards aggregating 108,000 shares of PPI were granted to four officers of the Company in October 1996. The estimated fair value of these awards in the aggregate amount of $595 was recognized as compensation expense in 1996.

A director of the Company purchased 27,000 shares of PPI Class A common stock for $51. The price paid for the shares was based upon an independent appraisal. However, the estimated fair value of these shares for accounting purposes exceeded the purchase price by $98,740 and this amount was recognized as compensation expense in 1996.

In 1996, HealthFirst sold shares of common stock to selected providers at prices below their estimated fair value for accounting purposes. The terms of the related Restricted Stock Agreements require forfeiture of the stock unless the grantee remains employed by HealthFirst until February 1, 2002. The Unamortized value of the stock was recorded as a contra-equity account which was assumed by PPI in the Merger. The stock was exchanged for PPI common stock at February 1, 1997.

At February 1, 1997, 6,337,607 shares were issued to the shareholders of The Founding Clinics in connection with the Reorganization Transaction.

9.  STOCK OPTION PLANS:

The reorganization plan included various stock option plans for PPI employees and directors, as well as providers employed by the new PCs. These plans have reserved a total of 2,500,000 shares of PPI Class A common stock for issuance under the plans. As of December 31, 1997 a total of 1,632,710 options had been granted. None were cancelled or exercised during 1997.

The Company applies APB No. 25 and related Interpretations in accounting for the plans. For SFAS No. 123 purposes, the fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: Dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6%, expected life of six years. Had compensation expense been determined consistent with SFAS No. 123. The weighted average fair value of options granted during 1997 was $2.17.
Utilizing the assumptions detailed above, the Company's net loss per share for the year ended December 31, 1996 and 1997, would have increased as reflected in the following pro forma amounts:

                                                           Year ended
                                                           December 31
                                                       -------------------
                                                        1996        1997
                                                       ------      -------

     Net loss
       As reported                                     (4,955)      (3,706)
       Pro forma                                       (4,955)      (6,328)
     Net loss per basic and dilutive share:
       As reported                                     (107.37)      (0.63)
       Pro forma                                       (107.37)      (1.07)

The resulting pro forma compensation costs may not be representative of that expected in future years.

The following table summarizes information about fixed stock options outstanding at December 31, 1997.

                   Options Outstanding                        Options Exercisable
                -------------------------                   -----------------------
                  Number         Weighted                      Number
                Outstanding       Average      Weighted     Exercisable     Weighted
  Range of          at           Remaining     Average           at          Average
  Exercise     December 31,        Cont.       Exercise     December 31,    Exercise
  Prices           1997            Life         Price           1997          Price
 ---------     ------------     ----------     --------     ------------    -------
    $6.80           230,000         10           $6.80          --            $ --
    $7.20         1,339,710         10           $7.20          --            $ --
    $8.00            63,000         10           $8.00          --            $ --

10.  EARNINGS PER SHARE:

Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. SFAS 128 prescribes new calculations for Basic and Diluted Earnings Per Share
(EPS), which replaces the former calculations for Primary and Fully Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. Diluted EPS is calculated differently than the fully diluted EPS calculation under the old rules. When applying the treasury stock method for diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price. EPS is computed as follows:

                                    Year Ended
                                   December 31,
                                1996             1997
                            -----------     ------------
EARNINGS:
  Net income (loss) for
    basic and diluted EPS    $ (4,955)      $  (3,706)
                              =========     ==========

SHARES:
  Weighted average
    shares outstanding
    for basis EPS              46,144       5,907,890
  Stock option and
    warrant dilution (1)          -             -
                              ---------    ----------
  Weighted average
    shares for diluted
    EPS                        46,144       5,907,890
                              ==========    =========

Basic EPS                     (107.37)          (0.63)
                              ==========    ==========

Diluted EPS                   (107.37)          (0.63)
                              ==========    ==========

(1) The effect of potential common stock equivalents is excluded from the dilutive calculation for the year ended December 31, 1996 and 1997 as their effect would be antidilutive.

11.  RETIREMENT PLANS:

PPI maintains several retirement plans for its employees. The various plans were originally set up by The Founding clinics. Descriptions of the various plans as of December 31, 1997 are as follows:

    401(k) Profit Sharing Plan - Former Corvallis Employees

    PPI has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all former Corvallis employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 10% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Code). PPI is required to make matching contributions equal to 50% of employee contributions up to 8% of the employee's compensation. PPI may also make discretionary contributions. All contributions are 100% vested.

    Money-Purchase Pension Plan - Former Corvallis Employees

    PPI has a Money-Purchase Pension Plan in which all former Corvallis employees are eligible to participate subject to certain eligibility criteria. PPI contributes 5.4% of the employee's eligible earnings up to $48 and 10.8% of eligible earnings in excess of $48. These contributions are 100% vested upon eligibility.

    PPI's contributions for these plans for the year ended December 31, 1997, were $620.

    Deferred Compensation

    The Corvallis Clinic, P.C. provides compensation to eligible shareholders who retire based upon average shareholder income, as defined in the Employment Agreement, for the first three years following retirement. Provider/shareholder retirees who have 20-1/2 years of service while in service with Corvallis are eligible to receive such deferred retirement compensation. PPI assumed the liability as of February 1, 1997 in the reorganization transaction.

    401(k) Profit-Sharing Plan - Former Medford Employees

    PPI has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all former Medford employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 15% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Service). PPI may also make discretionary contributions, which are immediately 100% vested.

    Money Purchase Pension Plans - Former Medford Employees

    PPI also has a Money Purchase Pension Plan in which all former Medford employees are eligible to participate subject to certain eligibility criteria. PPI contributes 5.7% of the employee's eligible earnings up to $63 and 11.4% of eligible earnings in excess of limitations imposed by the Internal Revenue Service. These contributions are 100% vested upon eligibility.

    PPI's contributions for these plan for the year ended December 31, 1997 were $1,107.

    401(k) Plan - Former HealthFirst Employees

    PPI has a 401(k) plan covering all former HealthFirst employees who are eligible subject to certain requirements. Employees contribute between 2% to 10% of their annual compensation. PPI matches employee contributions at a rate of 10% plus a discretionary percentage determined by the Board of Directors. The contributions to the Plan were $122 in 1997.

    Money Purchase Plans - Former HealthFirst Employees

    PPI has a defined contribution money purchase plan which is a plan in which all former HealthFirst employees are eligible to participate subject to certain requirements. PPI contributes 3% of the employee's compensation for the plan year.
    Contributions in 1997 were $362.

    Supplemental Pension Plan - Former HealthFirst Employees

    In 1987, HealthFirst entered into a supplemental pension plan with eight of its physicians providing for fixed monthly payments over five years commencing with the physicians' retirements or terminations. The physicians receive payments upon retirement or termination if certain vesting requirements have been met. HealthFirst had accrued $176 for the plan at February 1, 1997. The accrual was assumed by PPI in the reorganization transaction.

    Bonus Compensation Plan - Former HealthFirst Shareholders

    In February 1996, HealthFirst established a bonus compensation plan for eligible Shareholders. Employees are vested after five years of employment with credit for price service. A substantial portion of the employees were fully vested as of December 31, 1996. The total payout of approximately $5.25 million will be over a period of eight years. PPI is accruing for the estimated present value of the bonus compensation over the estimated period of the employees' active employment from the date the contract was signed until the date they are fully vested. PPI assumed the liability at February 1, 1997. The amount accrued at December 31, 1997 is $3,357, of which $589 is included in current liabilities and the remainder is included in deferred compensation.

12.  PROFESSIONAL LIABILITY:

PPI maintains a claims-made professional liability insurance policy for the providers employed by the New PCs. The policy includes full prior act coverage for claims incurred but not reported prior to February 1, 1997. The claims-made policy has no deductible. Management feels the coverage limits are adequate to cover any claims exposure. PPI accrues an estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

13.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

PPI is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of PPI.

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that PPI is in compliance with the fraud and abuse regulations, as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

Employment Agreements

Several officers of PPI have employment agreements which establish annual compensation levels and also provide for an annual incentive bonuses. In the event the officers are terminated by PPI without cause, they would be entitled to termination benefits equivalent to one year of their base salary, and health and disability insurance for one year.

14.  TREASURY STOCK:

Six shareholders of the Old PCs exercised their dissenters rights under the Oregon Business Corporation Act. Accordingly, they were entitled to receive the fair value of the shares they owned. PPI repurchased the dissenters' shares for an aggregate amount of $748.

15.  PREFERRED REDEEMABLE STOCK:

PPI has authorized 50,000,000 shares of preferred stock, at $.01 par value. At December 31, 1996 and 1997, there were 0 and 15,000 shares outstanding, respectively.

On July 10, 1997, PPI and First Union Capital Partners, Inc. (First Union) entered into the Preferred Stock and Warrant Purchase Agreement (the Purchase agreement). Pursuant to the Purchase Agreement, First Union purchased from PPI, for a total purchase price of $15 million (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI (Preferred Shares) and (ii) a Common Stock Purchase Warrant (the Warrant) to purchase up to 1,799,893 shares (the Warrant Shares) of Class B Common Stock of PPI at an exercise price of $.01 per share. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment of distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrue at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI, public offering by PPI, failure of PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

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

The warrant was valued at $6,115 at July 10, 1997. The value was based on probability factors assigned to the various share amounts which may be issued and the fair market value per share. The warrants and preferred stock are being accreted up to their fair market value to the earliest potential redemption date. At December 31, 1997 the value of the warrants approximates the redemption value at June 30, 1998. The preferred stock was valued at $8,590 at July 10, 1997. The preferred stock is being accreted up to its redemption value of $15,000 by June 30, 1998. Accordingly, $3,205 of accretion has been charged to Retained Earnings in 1997.

16.  RELATED PARTY TRANSACTIONS:

HealthFirst Properties LLC

HealthFirst Properties LLC (HPLLC) was formed by certain shareholders of HealthFirst in 1996 to acquire three clinic buildings from HealthFirst. HPLLC purchased these properties from HealthFirst for an aggregate purchase price of $12,550, to be paid under an installment sale contract with a 20-year term. HPLLC made a $1,000 down payment to HealthFirst. Simultaneous with the execution of the installment sale contract, HealthFirst agreed to lease back the three buildings from HPLLC under a 20-year lease agreement. This transaction has been recorded as a direct financing lease. Accordingly, the monies received from HPLLC have been recorded as a direct financing lease obligation and the related property is included in property, plant and equipment in the accompanying financial statements.

Gateway Properties LLC

Gateway Properties LLC (Gateway) is owned by several former shareholders of The Suburban Medical Clinic, P.C. ("Suburban"). Throughout 1995, Suburban recorded notes receivable for various payments made on behalf of Gateway. The note receivable at December 31, 1997 was $94. The terms of the note include monthly installments of principal and interest of $5 through August 1999 with interest accruing at 7%. PPI assumed a capital lease to occupy a new clinic building for a term expiring in August 2015.

Investments in Affiliates

The Company's investments in affiliates consist of investments in various entities which are accounted for on the equity method. The names of these entities, carrying values and the percent of ownership held by PPI are summarized below:

                                      Percent    Carrying Value at
              Investee                 Owned     December 31, 1997
              --------                 -----     -----------------
     Corvallis MRI                       33%         $  254
     HealthCare Partners, LLC            50%            749
                                                     ------
                                                     $1,003
                                                     ======

Additional information regarding these investments is discussed below.

Corvallis MRI:

Corvallis held a one-third interest in Corvallis MRI which was transferred to PPI on February 1, 1997. Corvallis MRI is a partnership organized in 1988 which owns and operates a magnetic resonance imaging (MRI) scanner. The MRI unit is housed in facilities leased from Good Samaritan Hospital Corvallis, another partner, and operated by Corvallis Radiology, P.C., the third partner.

During 1997, payments to Corvallis MRI for services provided to Corvallis were $156 and are included in purchased services.

HealthCare Partners, LLC

During the year ended November 30, 1995, Corvallis entered into a joint venture agreement with Good Samaritan Hospital, Corvallis to form a limited liability company to own and manage Corvallis' buildings and real properties and to serve as a vehicle for financing future property expansion for Corvallis. Corvallis contributed assets and liabilities in exchange for a 50% membership interest in the limited liability company. On February 1, 1997, Corvallis transferred their membership interest in HealthCare Partners, LLC to PPI.

The net book value of assets and liabilities contributed by Corvallis was $13,805 for buildings, land and construction in progress and $8,363 for related debt. In addition, Corvallis received $2,734 in cash reimbursements for the market value of the above contributed net assets in excess of the Hospital's contributed equity, as measured at the date of formation of the limited liability company.

This transaction has been accounted for as a financing due to the continuing involvement of Corvallis in the assets through its ownership interest in the limited liability company. Accordingly, the contributed property remains as an asset of Corvallis. The debt at the transaction date, together with the cash received for the excess value of the contributed net assets, has been included in the related financing obligations (Note 16).

Concurrent with the formation of the limited liability company, Corvallis entered into a lease agreement relating to buildings and properties which were contributed to the limited liability company which was assumed by PPI in the merger.

PPI has guaranteed approximately $6,100 of long-term debt associated with the above joint venture.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Corvallis Clinic, P.C.:

We have audited the accompanying balance sheets of The Corvallis Clinic, P.C. (an Oregon professional corporation) as of December 31, 1996 and 1997, and the related statements of operations, accumulated deficit and cash flows for the year ended November 30, 1995, the thirteen-month period ended December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of Corvallis' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corvallis Clinic, P.C. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the year ended November 30, 1995, the thirteen-month period ended December 31, 1996, and the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                                      ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 12, 1998

                           THE CORVALLIS CLINIC, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)

                                                                                        1996     1997
                                                                                        ----     ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   187   $  1
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $2,544 at December 31,
    1996                                                                                 4,232      -
  Healthcare and other receivables                                                       2,089      -
  Inventories of drugs and supplies                                                        219      -
  Prepaid expenses and deposits                                                            196      -
  Prepaid provider compensation                                                              -    804
                                                                                       -------   ----
          Total current assets                                                           6,923    805
                                                                                       -------   ----
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
  and amortization of $9,220 at December 31, 1996                                       18,914      -
                                                                                       -------   ----
OTHER ASSETS:
  Investments in affiliates                                                                654      -
                                                                                       -------   ----
                                                                                           654      -
                                                                                       -------   ----
          Total assets                                                                 $26,491   $805
                                                                                       =======   ====

                 LIABILITIES, REDEEMABLE STOCK, COMMON STOCK AND ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                        $   899   $  -
  Line of credit                                                                         3,330      -
  Accounts payable and accrued expenses                                                  1,748      -
  Accrued healthcare costs                                                               3,058      -
  Accrued compensation and related expenses                                              1,114      -
  Deferred revenue                                                                         339      -
                                                                                       -------   ----
          Total current liabilities                                                     10,488      -

                                                                                       -------   ----
PAYABLE TO PPI                                                                               -    804

LONG-TERM DEBT, net of current portion                                                   1,388      -

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                       13,959      -
DEFERRED COMPENSATION AND OTHER                                                          1,755      -
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                        6,959      -
COMMON STOCK, no par value; 500 shares authorized; 0 and 63 shares
  issued and outstanding at December 31, 1996 and 1997, respectively                         -      1
ACCUMULATED DEFICIT                                                                     (8,058)     -
                                                                                       -------   ----
          Total liabilities, redeemable stock, common stock and
            accumulated deficit                                                        $26,491   $805
                                                                                       =======   ====


      The accompanying notes are an integral part of these balance sheets.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF OPERATIONS

            FOR THE YEAR ENDED NOVEMBER 30, 1995, THE THIRTEEN MONTHS

            ENDED DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1997

   (All dollar amounts are expressed in thousands, except earnings per share)



                                                             1995              1996           1997
                                                            -------          -------         -------
REVENUES:
  Fee-for-service, net                                  $    20,704      $    22,452       $  20,231
  Prepaid healthcare, net                                    18,470           21,257          22,883
                                                        -----------      -----------       ---------
          Net revenues                                       39,174           43,709          43,114

  Less- Provider compensation and benefits                   13,209           11,419          10,269
                                                        -----------      -----------       ---------
          Net revenues less provider
            compensation and benefits                        25,965           32,290          32,845
                                                        -----------      -----------       ---------

EXPENSES:
  Clinic salaries, wages and benefits                        12,579           15,620          13,604
  Purchased medical services                                  4,717            6,183           6,402
  Medical and office supplies                                 3,842            4,623           4,550
  General and administrative expenses                         3,560            3,315           3,190
  Lease and rent expense                                        198              290             255
  Provision for uncollectible accounts                        1,768            1,270           1,079
  Depreciation and amortization                               1,115            1,690           1,604
  Management fee                                                  -                -           1,673
                                                        -----------      -----------       ---------
          Total operating expenses                           27,779           32,991         32,357
                                                        -----------      -----------       ---------

          Operating income (loss)                            (1,814)            (701)           488

OTHER INCOME (EXPENSE):
  Interest income                                                66               46              72
  Interest expense                                           (1,223)          (1,916)         (1,798)
  Equity in income of affiliates                                232              301             376
  Other                                                         632              466           1,086
                                                        -----------      -----------       ---------
          Net income (loss) before provision
            for income taxes                                 (2,107)          (1,804)            224
                                                        -----------      -----------       ---------
PROVISION FOR INCOME TAXES                                        -                -               -
                                                        -----------      -----------       ---------
NET INCOME (LOSS)                                           $(2,107)         $(1,804)        $   224
                                                        ===========      ===========       =========

EARNINGS PER SHARE                                      $(30,985.29)     $(27,333.33)      $3,555.56
                                                        ===========      ===========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                            68               66              63
                                                               ==               ==              ==


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

            FOR THE YEAR ENDED NOVEMBER 30, 1995, THE THIRTEEN MONTHS

            ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)

                                                                         1995        1996       1997
                                                                        -------     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $(2,107)    $(1,804)   $   224
  Adjustment to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
      Depreciation and amortization                                       1,115       1,690        144
      Equity in income of affiliates                                       (232)       (301)       (29)
      Equity in income of affiliate offset against
        operating expenses                                                    -          69          -
      Equity in income of affiliate offset against
        interest expense                                                   (289)       (547)       (34)
      Loss on sale of equity interest in affiliate                            -          18          -
      Changes in operating assets and liabilities:
        Patient accounts receivable, net                                    364          72       (179)
        Healthcare and other receivables                                    426        (910)       252
        Inventories of drugs and supplies                                    33           5         97
        Prepaid expenses and deposits                                       (72)        283          8
        Prepaid provider compensation                                         -           -       (804)
        Other assets                                                        (66)         90          -
        Accounts payable and accrued expenses                               423        (440)      (293)
        Income taxes payable                                                 32         (32)         -
        Payable to PPI                                                        -           -        804
        Accrued healthcare costs                                            799       1,777       (413)
        Accrued compensation and related expenses                        (3,002)       (794)         3
        Deferred revenue                                                     50         (58)         -
        Deferred compensation and other                                     140         125        (68)
                                                                        -------     -------    -------
          Net cash used in operating activities                          (2,386)       (757)      (288)
                                                                        -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (3,203)     (1,070)       (24)
  Purchases of investments                                                 (123)          -          -
  Cash distributions received from investments                              400         615          -
  Cash distributions received from sale of equity
    interest in affiliate                                                     -          53          -
                                                                        -------     -------    -------
          Net cash used in investing activities                          (2,926)       (402)       (24)
                                                                        -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) from borrowings under line of
    credit nt                                                             1,409       1,921        (30)
  Proceeds from issuance of long-term debt                                1,200       1,400          -
  Principal payments on long-term debt and direct
    financing lease obligation                                             (239)       (674)       (98)
  Proceeds from issuance of common stock                                      -          10          1
  Payments for redemption of common stock                                   (23)       (123)         -
  Payments for redemption of preferred stock                                (19)        (57)         -
  Proceeds from repayments of notes receivable from
     stockholders                                                           136          81          8
  Cash received in formation of HealthCare Partners, LLC                  2,734           -          -
  Costs incurred related to Physician Partners, Inc.
    transaction                                                               -      (1,389)       (85)
  Drafts payable assumed by Physician Partners, Inc.
    in merger                                                                 -           -        330
                                                                        -------     -------    -------
          Net cash provided by financing activities                       5,198       1,169        126
                                                                        -------     -------    -------

                                                                     (continued)

                           THE CORVALLIS CLINIC, P.C.

          FOR THE YEAR ENDED NOVEMBER 30, 1995, FOR THE THIRTEEN MONTHS

          ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)

                                                                          1995        1996      1997
                                                                        -------     -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $  (114)    $    10    $  (186)

CASH AND CASH EQUIVALENTS, beginning of period                              291         177        187
                                                                        -------     -------    -------
CASH AND CASH EQUIVALENTS, end of period                                $   177     $   187    $     1
                                                                        =======     =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $   891     $ 2,327    $ 2,164
  Cash paid (received) for income taxes                                     (42)         54          -


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During 1995, Corvallis formed a limited liability company by contributing certain real property and associated debt in exchange for a 50% ownership interest in the new entity (Note 13).

   Notes receivable from shareholders for purchase of stock during 1995 and 1996 were $23 and $13, respectively.

   Corvallis received a noncash distribution from an affiliate during 1996 of $69.

   Redemption of common stock in exchange for a payable of $132 during 1996.

   In February 1997, Corvallis assigned all assets and liabilities to PPI as part of the reorganization and merger transaction. The book value of Corvallis' assets and liabilities at the date of the transaction are presented below:

         Current assets                                                $ 6,230
         Property, plant and equipment                                  18,792
         Other long-term assets                                            717
         Current liabilities                                             9,691
         Long-term liabilities                                           7,001
         Contributed equity                                               (953)


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                        STATEMENTS OF ACCUMULATED DEFICIT

            FOR THE YEAR ENDED NOVEMBER 30, 1995, THE THIRTEEN MONTHS

            ENDED DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)



BALANCE, November 30, 1994                                                                    $  (459)

  Accretion of common stock                                                                      (778)

  Net loss                                                                                     (2,107)
                                                                                              -------
BALANCE, November 30, 1995                                                                     (3,344)

  Accretion of common stock                                                                    (1,520)

  Costs incurred related to Physician Partners, Inc. transaction                               (1,390)

  Net loss                                                                                     (1,804)
                                                                                              -------
BALANCE, December 31, 1996                                                                     (8,058)

  Net income                                                                                      224

  Transfer of ownership to Physician Partners, Inc., during merger
    (Note 1)                                                                                    7,834
                                                                                              -------
BALANCE, December 31, 1997                                                                    $     -
                                                                                              =======


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997
                 (All dollar amounts are expressed in thousands)

1.  BUSINESS AND ORGANIZATION:

The Corvallis Clinic, PC (Corvallis), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners Corvallis, PC for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Corvallis is one of the new PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

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

Essentially all of the cash remaining in the New PC after the payments to PPI under the management agreement will fund the compensation and benefits of providers employed by the New PCs.

Corvallis consists of approximately 83 professional providers who offer a wide range of primary and specialty care. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging.

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

Change in Fiscal Year End

Effective December 1, 1995, Corvallis changed its fiscal year end from November 30 to December 31. Accordingly, the 1996 fiscal year ended December 31, includes the results of operations for thirteen months.

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

Prepaid Provider Compensation

Prepaid provider compensation includes the amount paid to providers which are in excess of the earned amount computed in accordance with the Management Agreement (Note 1). The balance will be reversed in future years when the amount paid is less than the earned amount.

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

Payable to PPI

Corvallis signed a note payable to PPI, bearing interest at 7.6%. Interest only payments are due in 1998 and monthly installments of principal and interest payments are due beginning January 1999 for three years.

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

Other Income

Other income includes a $600 one time payment from PPI. The payment was part of a transition plan developed by PPI to assist Corvallis in its transition to the Management Agreement.

Provider Compensation and Benefits

Provider compensation and benefits consist of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

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

Financial Statement Presentation

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the year ended November 30, 1995, the thirteen months ended December 31, 1996 for The Corvallis Clinic, P.C. prior to the reorganization transaction ("Old Corvallis"). The Statement of Operations and Cash Flows for the year ended December 31, 1997, include results of operations for Old Corvallis from January 1 to January 31, 1997. The remainder of the period represents the operations of The Corvallis Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

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

The majority of the HMO contracts are delegated professional risk with limited institutional risk based upon utilization parameters mutually agreed upon by the hospital health plan and Corvallis.

Corvallis has accrued the claims associated with services provided by outside providers for which Corvallis is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare cost in the accompanying financial statements.

Corvallis follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Corvallis' revenue associated with these contracts was approximately $11,945, $16,699 and $16,235 for the year ended November 30, 1995, thirteen months ended December 31, 1996 and the year ended December 31, 1997, respectively.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. Corvallis has agreements with third-party payors that provide payments to Corvallis at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:

                                    Year Ended          13 Months Ended         Year Ended
                                November 30, 1995      December 31, 1996     December 31, 1997
                                -----------------      -----------------     -----------------
Fee-for-service, gross                $25,778                $28,801              $26,043
Contractual discounts                  (5,074)                (6,349)              (5,812)
                                      -------                -------              -------
Fee for service, net                  $20,704                $22,452              $20,231
                                      =======                =======              =======

A summary of the most significant fee-for-service arrangements is as follows:

        Medicare

        A significant portion of Corvallis' services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 15%, 16% and 14% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1995, 1996 and 1997, respectively.

        Medicaid

        Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 3%, 2% and 2% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995, 1996 and 1997, respectively.

        Other Payors

        Corvallis has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Corvallis under these agreements includes discounts from established charges.

Major Customers

The following customers represented individually more than 10% of Corvallis' net revenue as follows:

                                          Year Ended          13 Months Ended          Year Ended
                                       November 30, 1995     December 31, 1996      December 31, 1997
                                       -----------------     -----------------      -----------------
Pacificare - Commercial                        23%                  21%                     22%
PacifiCare - Secure Horizons                   16                   10                      10
HMO Oregon                                      -                    -                      10
SelectCare                                     10                    -                       -
Oregon Health Plan                             11                    -                       -

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at December 31, 1996:

Land and land improvements                             $   667
Buildings and leasehold improvements                    19,448
Furniture and equipment                                  8,019
                                                       -------
                                                        28,134
Less- Accumulated depreciation                          (9,220)
                                                       -------
                                                       $18,914
                                                       =======

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

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Corvallis' deferred tax assets and liabilities are as follows at December 31, 1996:

Deferred tax assets:
  Cash to accrual adjustments                                    $4,261
  Net operating loss                                                832
  Other                                                             306
                                                                -------
          Gross deferred tax assets                               5,399

Less- Valuation allowance                                        (1,778)
                                                                -------
          Net deferred tax asset                                  3,621

Deferred tax liabilities:
  Cash to accrual adjustments                                    (3,621)
                                                                -------
          Net deferred tax asset                                $     -
                                                                =======

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                           Year Ended          13 Months Ended          Year Ended
                                        November 30, 1995     December 31, 1996      December 31, 1997
                                        -----------------     -----------------      -----------------
Federal tax at statutory rate                $(716)                $(604)                    $-
Add (deduct):
  State income tax, net of federal
     benefit                                  (126)                 (107)                     -
  Future tax benefits not recognized
                                               849                   699                      -
  Other                                         (7)                   12                      -
                                             -----                 -----                  -----
Provision for income taxes                   $   -                 $   -                  $   -
                                             =====                 =====                  =====

Nonrealized future tax benefits referred to above represent tax benefits related to net operating loss (NOL) carryforwards. These benefits have not been recognized in the accompanying financial statements because there is no assurance these NOLs can be utilized in the future.

As of December 31, 1997, the net income before provision for income taxes represents the results of operations for Old Corvallis from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 statement of operations. The operations of Corvallis for the remainder of the period have resulted in no net income and, accordingly, no current tax expense is necessary.

6. LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1996:


Note payable interest at 10%, payable in monthly installments of $31 through February
   1999, secured by equipment                                                                 $  707

Note payable, interest at 9%, payable in monthly installments of $35 through August 2000,
   secured by real equipment                                                                   1,304
                                                                                              ------
          Total long-term debt                                                                 2,011

Less- Current portion                                                                           (623)
                                                                                              ------
          Long-term debt, net of current portion                                              $1,388
                                                                                              ======

Lines of Credit

Corvallis maintained a revolving line-of-credit agreement with a bank providing up to $2,500, secured by accounts receivable and inventory. At February 1, 1997, the revolving line of credit was consolidated into a $7,500 line-of-credit as a result of the reorganization transaction (Note 1).

7.  LEASE COMMITMENTS:

Capital Lease

Corvallis leases certain equipment under an agreement which is classified as a capital lease. The lease has an original term of five years and includes a bargain purchase option. The lease was assigned to PPI on February 1, 1997. Lease equipment included in property, plant and equipment is as follows at December 31, 1996:

Equipment                                            $ 260
Less- Accumulated amortization                        (178)
                                                     -----
                                                     $  82
                                                     =====

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment and the related rentals are charged to operations as incurred.

Direct Financing Lease Obligation

In June of 1995, Corvallis contributed land, buildings, construction in process and related notes payable to HealthCare Partners, LLC (Note 13). At the date of transfer, Corvallis entered into 30-year lease agreements for the Asbury, Aumann, CFM and PFM buildings and a 5-year lease agreement for the Albany building. Monthly rental payments under these leases are $184. The assets were sold under a sale/leaseback arrangement and, therefore, this is being accounted for as a financing transaction wherein the assets remain on the books and continue to be depreciated. Corvallis recorded a direct financing lease obligation for cash received by Corvallis and obligations assumed by the LLC as part of the transaction.

The liability for this lease obligation was $14,142 at December 31, 1996 and was assumed by PPI at February 1, 1997.

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

Money-Purchase Pension Plan

Corvallis also has a Money-Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Corvallis contributes 5.4% of the employee's eligible earnings up to $48 and 10.8% of eligible earnings in excess of $48. These contributions are 100% vested upon eligibility.

Corvallis' contributions for these plans for the year ended November 30, 1995 and the 13-month period ended December 31, 1996 were approximately $2,010 and $1,494, respectively.

9.  PROFESSIONAL LIABILITY:

At February 1, 1997, Corvallis' professional liability insurance policy was consolidated into a PPI policy as a result of the reorganization transaction (Note 1). The consolidated claims-made policy has no deductible and includes full prior acts coverage. Management believes the coverage is adequate to cover any potential claims.

10.  REDEEMABLE STOCK:

Corvallis has three classes of stock which are redeemable at the option of the shareholders upon retirement, termination of employment and certain other events. A summary of the activity in these stock accounts for the period November 30, 1995 through December 31, 1997, together with other information, is presented below:

                                 Class A           Class B            Class C          Notes
                             Voting Preferred   Voting Common    Nonvoting Preferred Receivable
                             ----------------------------------  -------------------
                             Shares  Carrying  Shares  Carrying  Shares   Carrying    From
                             Issued   Value    Issued    Value   Issued    Value   Stockholders Total
                             ------   -----    ------    -----   ------    -----   -----------  -------
BALANCE, November 30, 1994    68      $1,358   12,035    $3,295   8,760     $876      $(742)   $4,787

  Stock issued                 1          23        -         -       -        -        (23)        -
  Stock redeemed              (1)        (23)       -         -    (190)     (19)         -       (42)
  Accretion                    -           6        -       772       -        -          -       778
  Payments of notes            -           -        -         -       -        -        137       137
    receivable
                             ---     -------  -------   -------  ------    -----      -----    -------
BALANCE, November 30, 1995    68       1,364   12,035     4,067   8,570      857       (628)    5,660

  Stock issued                 1          23        -         -       -        -        (13)       10
  Stock redeemed              (5)       (115)    (235)     (140)   (570)     (57)         -      (312)
  Accretion                    -          79        -     1,441       -        -          -     1,520
  Payments of notes            -           -        -         -       -        -         81        81
    receivable
                             ---     -------  -------   -------  ------    -----      -----    -------
BALANCE, December 31, 1996    64       1,351   11,800     5,368   8,000      800       (560)    6,959

  Stock issued                 -           -        -         -       -        -          -         -
  Stock redeemed               -           -        -         -       -        -          -         -
  Accretion                    -           -        -         -       -        -          -         -
  Payments of notes            -           -        -         -       -        -          8         8
    receivable
  PPI stock exchange         (64)     (1,351) (11,800)   (5,368) (8,000)    (800)       552    (6,967)
                             ---     -------  -------   -------  ------    -----      -----    -------
BALANCE, December 31, 1997     -     $     -        -   $     -       -    $   -      $   -    $     -
                             ===     =======  =======   =======  ======    =====      =====    =======

The carrying value of the Class A and Class B shares were being increased (accreted) to the redemption price using the effective interest rate through the earliest estimated redemption date. At February 1, 1997, Corvallis' stock was exchanged for PPI stock.

In 1997, Corvallis issued 63 shares of no par value common stock with a total value of $1.

11.  DEFERRED COMPENSATION:

Corvallis provides compensation to eligible shareholders who retire based upon average shareholder income, as defined in the Employment Agreement, for the first three years following retirement. Provider/shareholder retirees who have 20-1/2 years of service while in service with Corvallis are eligible to receive such deferred retirement compensation. The deferred compensation recorded in the accompanying financial statements is the net present value of the future obligations recognized for the years of service.

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

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that Corvallis is in compliance with the fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

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

13.  INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates consist of investments in various entities which are accounted for on the equity method. The names of these entities, carrying values and the percent of ownership held by Corvallis are summarized below:

                                      Percent     Carrying Value at
       Investee                        Owned      December 31, 1996
       --------                        -----      -----------------

Corvallis MRI                           33%             $218
HealthCare Partners, LLC                50               436
                                                        ----
                                                        $654
                                                        ====

Additional information regarding these investments is discussed below.

Corvallis MRI:

Corvallis held a one-third interest in Corvallis MRI which was transferred to PPI on February 1, 1997. The partnership was organized in 1988 and owns and operates a magnetic resonance imaging (MRI) scanner. The MRI unit is housed in facilities leased from Good Samaritan Hospital, another partner, and operated by Corvallis Radiology, P.C., the third partner. Summarized financial information of Corvallis MRI as of and for the year ended December 31, 1996 is presented below:


Balance sheet data-
Current assets                                              $  461
Fixed assets                                                 1,034
Other assets                                                    40
                                                            ------
     Total assets                                           $1,535
                                                            ======

Current liabilities                                         $  400
Long-term debt                                                 437
Other long-term liabilities                                     45
Partners' equity                                               653
                                                            ------
     Total liabilities and Partners' equity                 $1,535
                                                            ======

                                              1995      1996
                                              ----      ----

Operations data-
Revenues                                    $1,657    $1,828
Operating expenses                            (834)     (937)
Other income (expense)                         (83)      (57)
                                            ------    ------
                                              $740      $834
                                            ======    ======

During 1995 and 1996, payments to Corvallis MRI for services provided to Corvallis were $62 and $143, respectively, and are included in purchased services.

HealthCare Partners, LLC

During the year ended November 30, 1995, Corvallis entered into a joint venture agreement with Good Samaritan Hospital, Corvallis to form a limited liability company to own and manage Corvallis' buildings and real properties and to serve as a vehicle for financing future property expansion for Corvallis. Corvallis contributed assets and liabilities in exchange for a 50% membership interest in the limited liability company. On February 1, 1997, Corvallis transferred their membership interest in HealthCare Partners, LLC to PPI.

The net book value of assets and liabilities contributed by Corvallis was $13,805 for buildings, land and construction in progress and $8,363 for related debt. In addition, Corvallis received $2,734 in cash reimbursements for the market value of the above contributed net assets in excess of the Hospital's contributed equity, as measured at the date of formation of the limited liability company.

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

Summarized financial information of HealthCare Partners, LLC as of and for the year ended December 31, 1996 is presented below:


Balance sheet data-
Current assets                                                 $   336
Financing lease receivable                                      20,840
Property and improvements                                        3,356
Other assets                                                       145
                                                               -------
          Total assets                                         $24,677
                                                               =======

Current liabilities                                            $ 2,053
Long-term debt                                                   7,843
Members' equity                                                 14,781
                                                               -------
          Total liabilities and Members' equity                $24,677
                                                               =======


Operations data-

                                       Inception,
                                       (June 1)
                                        Through
                                      December 31,     December 31,
                                          1995             1996
                                     --------------    ----------
Revenues                                   $1,258          $2,445
Expenses                                      680           1,604
                                           ------          ------
          Net income                       $  578          $  841
                                           ======          ======

Revenues include interest income of $1,149 for the period ended December 31, 1995 and $1,902 for the year ended December 31, 1996, relating to the financing lease with Corvallis. As a substantial portion of the joint venture's income is derived from payments made by Corvallis for this interest income, Corvallis' share of earnings from the joint venture is offset against interest expense in the accompanying statements of income.

Concurrent with the formation of the limited liability company, Corvallis has entered into a lease agreement relating to buildings and properties which were contributed to the limited liability company and are occupied by Corvallis.

PPI has guaranteed approximately $6,100 of long-term debt associated with the above joint venture.

Healthquest

During 1996, Corvallis' sold their interest in Healthquest to one of the other partners. Corvallis recognized a loss on the sale of their investment of $18 included in the accompanying financial statements.

14.  EARNING PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the transactions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Medford Clinic, P.C.:

We have audited the accompanying balance sheets of Medford Clinic, P.C. (an Oregon professional service corporation) as of December 31, 1996 and 1997, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of Medford's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Clinic, P.C. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 13, 1998

                              MEDFORD CLINIC, P.C.

                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                     ASSETS

                                                                                         1996     1997
                                                                                         ----     ----
CURRENT ASSETS:
  Cash and cash equivalents                                                             $   201   $  1
  Patient accounts receivable, net of allowances for contractual discounts
    and uncollectible accounts of $3,430 at December 31, 1996                             6,124      -
  Healthcare receivables                                                                    487      -
  Inventories of drugs and supplies                                                         203      -
  Prepaid expenses and deposits                                                             304      -
  Restricted investments                                                                    250      -
                                                                                        -------   ----
          Total current assets                                                            7,569      1
                                                                                        -------   ----
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $5,303 at
  December 31, 1996                                                                       5,701      -
                                                                                        -------   ----
LONG-TERM DEFERRED TAX ASSET                                                                 77      -
                                                                                        -------   ----
OTHER ASSETS:
  Restricted investments                                                                    250      -
  Other                                                                                      44      -
                                                                                        -------   ----
          Total other assets                                                                294      -
                                                                                        -------   ----
          Total assets                                                                  $13,641   $  1
                                                                                        =======   ====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $ 1,004   $  -
  Drafts payable                                                                            530      -
  Accounts payable                                                                        1,306      -
  Income taxes payable                                                                        5      -
  Accrued healthcare costs                                                                1,027      -
  Accrued compensation and related expenses                                               2,497      -
  Current deferred tax liability                                                          1,568      -
          Total current liabilities                                                     -------   ----
                                                                                          7,937      -
LONG-TERM DEBT, net of current portion                                                  -------   ----
                                                                                          3,924      -
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                   -------   ----
                                                                                            938      -
COMMITMENTS AND CONTINGENCIES                                                           -------   ----

STOCKHOLDERS' EQUITY:
  Common stock-
    $10 stated value; 500 shares authorized; 57 and 0 shares outstanding at
      December 31, 1996 and 1997,respectively                                                 1      -
    No par value; 500 shares authorized, 0 and 61 shares outstanding
      at December 31, 1996 and 1997, respectively                                             -      1
  Additional paid-in capital                                                                  1      -
  Retained earnings                                                                         840      -
                                                                                        -------   ----
          Total stockholders' equity                                                        842      1
                                                                                        -------   ----
          Total liabilities and stockholders' equity                                    $13,641   $  1
                                                                                        =======   ====


      The accompanying notes are an integral part of these balance sheets.

                              MEDFORD CLINIC, P.C.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

   (All dollar amounts are expressed in thousands, except earnings per share)



                                                                  1995           1996          1997
                                                                -------         -------       -------
REVENUES:
  Fee-for-service, net                                          $33,951         $33,445       $37,167
  Prepaid healthcare                                              5,015           6,996         9,886
                                                                -------         -------       -------
          Net revenues                                           38,966          40,441        47,053

  Less- Provider compensation and benefits                       11,239          12,202        11,157
                                                                -------         -------       -------
          Net revenue less provider compensation
            and benefits                                         27,727          28,239        35,896
                                                                -------         -------       -------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                            11,838          13,543        15,063
  Purchased medical services                                      2,283           4,174         4,920
  Medical and office supplies                                     5,578           5,909         6,431
  General and administrative expenses                             3,446           3,362         3,844
  Provision for uncollectible accounts                              868           1,069         1,349
  Depreciation and amortization                                   1,125             966         1,108
  Rent and lease expense                                          1,139           1,175         1,389
  Management fee                                                      -               -         1,891
                                                                -------         -------       -------
          Total operating expenses                               26,277          30,198        35,995
                                                                -------         -------       -------
          Operating income (loss)                                 1,450          (1,959)          (99)

OTHER INCOME (EXPENSE):
  Interest income                                                    97             104            56
  Interest expense                                                 (487)           (425)         (334)
  Other                                                               -               -           331
                                                                -------         -------       -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                                    1,060          (2,280)          (46)

PROVISION (BENEFIT) FOR INCOME TAXES                                408            (913)            -
                                                                -------         -------       -------
NET INCOME (LOSS)                                               $   652         $(1,367)      $   (46)
                                                                =======         =======       =======

EARNINGS PER SHARE                                            $11,642.86    $(24,410.71)    $(807.02)
                                                             ==========     ===========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING                               56             56             57
                                                                  ==             ==             ==


        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                                                           1995       1996     1997
                                                                          -------     -------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   652     $(1,367) $  (46)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities-
      Depreciation and amortization                                         1,125         966      98
      Deferred taxes                                                          347        (893)      -
      Changes in operating assets and liabilities:
        Patient accounts receivable, net                                      426         557     (44)
        Healthcare receivables                                                225          41      95
        Inventories of drugs and supplies                                     (62)         87       -
        Prepaid expenses and deposits                                        (235)        198     (33)
        Other assets                                                          (34)         29      18
        Drafts payable                                                          -         530    (529)
        Accounts payable                                                      (56)        887    (181)
        Income taxes payable                                                   25         (20)      -
        Accrued healthcare costs                                              380         541     (13)
        Accrued compensation and related expenses                             129         406     461
        Other liabilities                                                     (14)       (189)      -
        Deferred compensation and other long-term
          liabilities                                                         (27)        339      29
                                                                          -------     -------  ------
          Net cash provided by (used in) operating
            activities                                                      2,881       2,112    (145)
                                                                          -------     -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (865)     (1,324)    (21)
  Purchases of restricted investments                                      (1,207)       (293)      -
  Proceeds from sale of short-term investments                                  -       1,000       -
                                                                          -------     -------  ------
          Net cash used in investing activities                            (2,072)       (617)    (21)
                                                                          -------     -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit agreement                       -           -     300
  Repayments under line of credit agreement                                  (350)          -       -
  Proceeds from issuance of long-term debt                                    467           -       -
  Principal repayments of long-term debt                                     (743)       (935)    (82)
  Payments for redemption of common stock                                       -         (17)      -
  Proceeds from issuance of common stock                                        -           -       1
  Cash contributed for Physician Partners, Inc. in merger                       -           -    (200)
  Costs incurred related to Physician Partners, Inc.
    transaction                                                                 -        (940)    (53)
                                                                          -------     -------  ------
          Net cash used in financing activities                              (626)     (1,892)    (34)
                                                                          -------     -------  ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              183        (397)   (200)

CASH AND CASH EQUIVALENTS, beginning of year                                  415         598     201
                                                                          -------     -------  ------
CASH AND CASH EQUIVALENTS, end of year                                    $   598     $   201  $    1
                                                                          =======     =======  ======

                              MEDFORD CLINIC, P.C.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                                                           1995       1996     1997
                                                                           -----      -----    ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $492       $424    $330
  Cash paid for income taxes                                                  36         19       -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In February 1997, Medford assigned all assets and liabilities to Physician
    Partners, Inc. as part of the reorganization and merger transaction. The book value of Medford's assets and liabilities, including $200 cash, at the date of the transaction are presented below:

      Current assets                                        $7,300
      Property, plant and equipment                          5,625
      Other long-term assets                                   603
      Current liabilities                                    7,974
      Long-term liabilities                                  4,811
      Contributed equity                                       743


        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                          Common Stock
                                  -----------------------------
                                                     $10 Stated
                                 No Par Value          Value
                                --------------     --------------
                               Number             Number             Additional
                                 of                 of                 Paid-in     Retained
                               Shares    Amount   Shares   Amount      Capital     Earnings     Total
                               ------    ------   ------   ------      -------     --------     -----
BALANCE, December 31,1994           -       $ -       57     $  1        $  1        $ 2,512    $ 2,514
    Issue of common stock           -         -        5        -           -              -          -
    Redemption of common stock      -         -       (6)       -           -              -          -
    Net income                      -         -        -        -           -            652        652
                                   --       ---       --     ----        ----        -------    -------
BALANCE, December 31, 1995          -         -       56        1           1          3,164      3,166

    Redemption of common stock      -         -       (1)       -           -            (17)       (17)

    Issuance of common stock        -         -        2        -           -              -          -

    Costs incurred
      related to
      Physician
      Partners, Inc.
      transaction                   -         -        -        -           -           (940)      (940)

    Net loss                        -         -        -        -           -         (1,367)    (1,367)
                                   --       ---       --     ----        ----        -------    -------
BALANCE, December 31, 1996
                                    -         -       57        1           1            840        842


    Issuance of common
      stock                        61         1        -        -           -              -          1

    Net loss                        -         -        -        -           -            (46)       (46)

    Transfer of
      ownership to
      Physician
      Partners, Inc.               -          -      (57)       (1)        (1)          (794)      (796)
                                   --       ---       --     ----        ----        -------    -------
BALANCE, December 31, 1997         61       $ 1        -     $  -        $  -        $     -    $     1
                                   ==       ===       ==     ====        ====        =======    =======

        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.

                          NOTES TO FINANCIAL STATEMENTS


                 (All dollar amounts are expressed in thousands)


1.  BUSINESS AND ORGANIZATION:

The Medford Clinic, PC (Medford), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners Medford, PC, for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Medford is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

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

Essentially all of the cash remaining in the New PC after the payments to PPI under the management agreement will fund the compensation and benefits of providers employed by the New PCs.

Medford consists of approximately 75 professional providers who offer a wide range of primary and specialty care. In addition, Medford offers ancillary services such as radiology, pharmacy and laboratory.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense. There were no disposals in 1995, 1996 and 1997.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated lives are as follows:

Building and building improvements            7-30 years
Furniture and equipment                       5-12 years

Restricted Investments

Under the agreements with Oregon Health Plan (OMAP) and Oregon Health Management System (OHMS), Medford is required to maintain $250 in a restricted or segregated account for each agreement. Medford can use these funds for purchased medical services only with approval by OMAP or OHMS as appropriate. The restriction for the OMAP agreement lapsed in 1997.

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

Other Income

Other income includes a $300 one time payment from PPI. The payment was part of a transition plan developed by PPI to assist Medford in its transition to the Management Agreement.

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

Financial Statement Presentation

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the years ended December 31, 1995 and 1996 for the Medford Clinic, P.C. prior to the reorganization transaction ("Old Medford"). The Statement of Operations and Cash Flows for the year ended December 31, 1997 include the results of operations for Old Medford from January 1 to January 31, 1997. The remainder of the period represents the operations of Medford Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

3.  REVENUES:

Medford reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

Medford contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to Medford by the HMO for plan enrollees.

The majority of the HMO contracts are delegated professional risk with limited institutional risk based upon utilization parameters mutually agreed upon by the hospital health plan and Medford.

Medford has accrued the claims associated with services provided by outside providers for which Medford is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare costs in the accompanying financial statements.

Medford follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Medford's revenue associated with these contracts was $553 and $2,233 for 1996 and 1997, respectively. There was no revenue associated with these contracts for 1995.

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

                                                    Year Ended December 31,
                                                   -------------------------
                                                   1995       1996       1997
                                                   ----       ----       ----
Fee-for-service, gross                            $43,299    $45,465    $51,699
Contractual discounts                              (9,348)   (12,020)   (14,532)
                                                  -------    -------    -------
Fee-for-service, net                              $33,951    $33,445    $37,167
                                                  =======    =======    =======

A summary of the most significant fee-for-service arrangements is as follows:

        Medicare

        A significant portion of Medford's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 27%, 27% and 26% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1995, 1996 and 1997, respectively.

        Medicaid

        Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 2%, 1% and 2% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995, 1996 and 1997, respectively.

        Other Payors

        Medford has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Medford under these agreements includes discounts from established charges.

Major Customer

The following customers represented individually more than 10% of Medford's net revenue as follows:

                                                      Year Ended
                                                     December 31,
                                                  ------------------
                                                 1995    1996    1997
                                                 ----    ----    ----
Blue Cross/Blue Shield of Oregon                  16%     14%     12%
Oregon Health Plan                                 -      12%     16%

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following as of December 31, 1996:

Land and land improvements                                $   204
Buildings and leasehold improvements                        2,167
Furniture and equipment                                     8,633
                                                          -------
                                                           11,004
Less- Accumulated depreciation                             (5,303)
                                                          -------
                                                          $ 5,701
                                                          =======

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that Medford follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes. At December 31, 1996, Medford had approximately $326 and $733 of net operating loss carryforwards for federal and state income tax purposes, respectively, that expire in the year 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Medford's deferred tax assets and liabilities are as follows at December 31, 1996:

Deferred tax assets:
  Cash to accrual adjustments                                        $ 1,655
  Net operating loss and credit carryforwards                            294
  Other                                                                   35
                                                                     -------
          Gross deferred tax assets                                    1,984

Less- Valuation allowance                                               (293)
                                                                     -------
         Net deferred tax asset                                        1,691

Deferred tax liabilities:
  Cash to accrual adjustments                                         (2,946)
  Property related book to tax differences                              (236)
                                                                     -------
          Gross deferred tax liabilities                              (3,182)
                                                                     -------
          Net deferred tax liability                                 $(1,491)
                                                                     =======

The net deferred tax liability is reflected in the accompanying balance sheet as follows at December 31, 1996:

Current deferred tax liability                                        $(1,568)
Long-term deferred tax asset                                               77
                                                                      -------
                                                                      $(1,491)
                                                                      =======

The provision (benefit) for income taxes is as follows:

                                                         Year Ended
                                                        December 31,
                                                    --------------------
                                                   1995    1996     1997
                                                   ----  - -----  - ----
Current:
  Federal                                          $  -    $   5    $   -
  State                                              61        -        -

Deferred:
  Federal                                           304     (803)       -
  State                                              43     (115)       -
                                                   ----    -----    -----
                                                   $408    $(913)   $   -
                                                   ====    =====    =====

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                            Year Ended
                                                                           December 31,
                                                                       --------------------
                                                                      1995   1996      1997
                                                                      ----   -----     ----
Federal tax (benefit) at statutory rate                               $371    $(771)   $   -
Add (deduct):
  State income tax (benefit), net of federal benefit                    68     (142)       -
  Other                                                                (31)       -        -
                                                                      ----    -----    -----
Provision (benefit) for income taxes                                  $408    $(913)   $   -
                                                                      ====    =====    =====

As of December 31, 1997, the net income before provision for income taxes represents the results of operations for Old Medford from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax benefit, resulting in no tax benefit being reflected in the 1997 statement of operations. The operations of the New PC for the remainder of the period have resulted in no net income and, accordingly, no current tax expense is necessary.

6. LONG-TERM DEBT:

Long-term debt at December 31, 1996 was as follows:

Equipment loan with bank, interest at 7.25%, payable in monthly installments of $22, maturing April 2000, secured by equipment, furniture and fixtures and accounts
   receivable                                                                                 $   656
Note payable with title company, interest at 7.90%, payable in monthly installments of $6, maturing July 1, 2013, secured by equipment and furniture
   and fixtures                                                                                   689
Equipment loan with bank, interest at 7.25%, payable in monthly installments of $26, maturing June 1, 2002, secured by equipment, furniture and fixtures and accounts
   receivable                                                                                   1,384
Equipment loan with bank, interest at 7.75%, payable in monthly installments of
   $45, maturing May 1, 1999, secured by equipment and accounts receivable                      1,195
Facilities loan with bank, interest at 9.00%, payable in monthly installments of
   $4, maturing September 30, 1999, secured by equipment, furniture and fixtures
   and accounts receivable                                                                        108
Mortgage with bank, interest at 8.25%, payable in monthly installments of $5 maturing November 1, 2008, secured by first deed on real property and
   equipment and furniture and fixtures                                                           453
Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of principal plus interest of $2, maturing December 15, 2014, secured by first
   deed on real property and equipment and furniture and fixtures                                 223
Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of $3, maturing December 15, 2001, secured by second deed on real property and
   equipment and furniture and fixtures                                                           220
                                                                                              -------
          Total long-term debt                                                                  4,928
Less- Current portion                                                                          (1,004)
                                                                                              -------
          Long-term debt, net of current portion                                              $ 3,924
                                                                                              =======

Medford maintained a revolving line-of-credit agreement with a bank providing up to $500 secured by accounts receivable. The line-of-credit bore interest at the lender's prime rate (8.5% at December 31, 1997) plus .25%.

At February 1, 1997, the long-term debt was assumed by Physician Partners, Inc. and the $500 revolving line-of-credit was consolidated into a $7,500 line-of-credit as a result of the reorganization transaction (Note 1).

7.  RETIREMENT PLANS:

Medford has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 15% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Service). Medford may also make discretionary contributions, which are immediately 100% vested. Medford also has a Money Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Medford contributes 5.7% of the employee's eligible earnings up to $63 and 11.4% of eligible earnings in excess of limitations imposed by the Internal Revenue Service. These contributions are 100% vested upon eligibility.

Medford's contributions for these plans for the years ended December 31, 1995, 1996 and 1997 were $1,529, $1,656 and $0, respectively.

8.  PROFESSIONAL LIABILITY:

At February 1, 1997, Medford's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 1). The consolidated claims-made policy has no deductible and includes full prior acts coverage. Management believes the coverage is adequate to cover any potential claims.

9.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Medford is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of Medford.

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that Medford is in compliance with the fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

10.  EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the transactions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
HealthFirst Medical Group, P.C.:

We have audited the accompanying balance sheets of HealthFirst Medical Group, P.C. (an Oregon professional corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of HealthFirst's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthFirst Medical Group, P.C. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 20, 1998

                         HEALTHFIRST MEDICAL GROUP, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1997

                   (All dollar amounts expressed in thousands)



                                     ASSETS

                                                                             1996        1997
                                                                            -------      ------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   895      $    1
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of
    $2,465 at December 31, 1996                                               6,497        --
  Healthcare and other receivables                                            2,848        --
  Related party receivable                                                       50        --
  Income taxes receivable                                                        58        --
  Prepaid expenses and deposits                                                 201        --
  Prepaid provider compensation                                                --         3,175
                                                                            -------      ------
          Total current assets                                               10,549       3,176
                                                                            -------      ------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $5,769 at December 31, 1996                                                20,361        --

OTHER ASSETS                                                                   --          --
                                                                            -------      ------
          Total assets                                                      $30,910      $3,176
                                                                            =======      ======

                         HEALTHFIRST MEDICAL GROUP, P.C.

                   (All dollar amounts expressed in thousands)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1996            1997
                                                                                  ----            ----
CURRENT LIABILITIES:
  Line of credit                                                               $  1,500        $   --
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                   4,663            --
  Accounts payable                                                                2,123            --
  Accrued expenses                                                                  703            --
  Accrued healthcare costs                                                        2,936            --
  Accrued compensation and related expenses                                       3,313            --
  Deferred revenue                                                                  182            --
                                                                               --------        --------
          Total current liabilities                                              15,420            --
                                                                               --------        --------
PAYABLE TO PPI                                                                     --             3,175
LONG-TERM DEBT, net of current portion                                            5,066
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current
  portion                                                                         4,265            --
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                             3,795            --
LONG-TERM DEFERRED TAX LIABILITY                                                   --              --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock-
    No par value; 1,000,000 shares authorized; 0 and 94 shares issued and outstanding at December 31, 1996 and 1997,
      respectively                                                                 --                 1
    Series 1 Class A--Voting; no par value; 800,000 shares
        authorized; 7,000 and 0 shares issued and outstanding at
        December 31, 1996 and 1997, respectively                                    700            --
    Series 2 Class A--Voting; no par value; 200,000 shares
      authorized; 2,200 and 0 shares issued and outstanding at
      December 31, 1996 and 1997, respectively                                      330            --
    Series 3, 4 and 5 Class A--Voting; no par value; 200,000,
        100,000 and 100,000 shares authorized, none issued or
        outstanding at December 31, 1996 and 1997                                  --              --
    Class B--Nonvoting; no par value; 300,000 shares authorized;
        0 shares issued and outstanding at December 31, 1996 and 1997              --              --
  Additional paid-in capital                                                      1,879            --
  Retained earnings                                                               1,149            --
  Notes receivable from stockholders for purchase of stock                         (439)           --
  Unamortized value of restricted stock awards                                   (1,255)           --
                                                                               --------        --------
          Total stockholders' equity                                              2,364               1
                                                                               --------        --------
          Total liabilities and stockholders' equity                           $ 30,910        $  3,176
                                                                               ========        ========


      The accompanying notes are an integral part of these balance sheets.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

 (All dollar amounts expressed in thousands, except earnings (loss) per share)



                                                            1995                 1996               1997
                                                          --------             --------           --------
REVENUES:
  Fee-for-service, net                                    $ 22,834             $ 32,315           $ 35,575
  Prepaid healthcare                                        14,818               27,800             30,055
                                                          --------             --------           --------
          Net revenues                                      37,652               60,115             65,630

  Less- Provider compensation and benefits                   9,530               21,610             14,369
                                                          --------             --------           --------
          Net revenue less provider compensation
            and benefits                                    28,122               38,505             51,261
                                                          --------             --------           --------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                       11,737               18,157             18,496
  Purchased medical services                                 4,253                9,812             10,545
  Medical and office supplies                                4,377                6,281              6,536
  General and administrative expenses                        4,491                5,115              6,248
  Lease and rent expense                                       853                1,573              2,125
  Provision for uncollectible accounts                       1,146                1,911              2,056
  Depreciation and amortization                                736                1,567              2,055
  Management fee                                              --                   --                2,369
                                                          --------             --------           --------
          Total operating expenses                          27,593               44,416             50,430
                                                          --------             --------           --------
          Operating income (loss)                              529               (5,911)               831

OTHER INCOME (EXPENSE):
  Interest income                                               39                  100                428
  Interest expense                                            (189)              (1,414)            (1,625)
  Other                                                        121                1,211                624
                                                          --------           ----------           --------
          Net income (loss) before provision
            (benefit) for income taxes                         500               (6,014)               258
                                                          --------           ----------           --------
PROVISION (BENEFIT) FOR INCOME TAXES                           208               (1,899)              --
                                                          --------           ----------           --------
NET INCOME (LOSS)                                         $    292           $   (4,115)          $    258
                                                          ========           ==========           ========

EARNINGS (LOSS) PER SHARE                                 5,509.43           (50,802.47)          2,866.67
                                                          ========           ==========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING                             53                   81                 90
                                                          ========           ==========           ========


        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                   (All dollar amounts expressed in thousands)

                                                                         1995              1996             1997
                                                                       -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   292           $(4,115)          $   258
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
      Depreciation and amortization                                        736             1,567               148
      Gain on sale of property, plant and equipment                       --                --                --
      Provision for deferred income taxes                                   71            (1,936)             --
      Compensation expense recognized for provider
        stock awards                                                      --                 502              --
      Changes in operating assets and liabilities
        (excluding assets and liabilities purchased
        from Suburban):
          Patient accounts receivable, net                              (1,020)           (1,380)             (178)
          Healthcare and other receivables                                 568               301               691
          Related party receivable                                        --                 277              --
          Income taxes receivable                                         (168)              147              --
          Inventories of drugs and supplies                                (16)              251              --
          Prepaid expenses and deposits                                    (79)              192               (50)
          Prepaid provider compensation                                   --                --              (3,175)
          Other assets                                                     (50)              225              (169)
          Drafts payable                                                (1,579)             (165)             --
          Accounts payable                                                 461               431              (119)
          Accrued expenses                                                 (39)              430              --
          PPI payable                                                     --                --               3,175
          Income taxes payable                                            (359)             --                --
          Accrued healthcare costs                                          92               984              (748)
          Accrued compensation and related expenses                        108               669               154
          Deferred revenue                                                   3               166                68
          Deferred compensation and other long-term
            liabilities                                                    201             2,787               108
                                                                       -------           -------           -------
          Net cash provided by (used in) operating activities
                                                                          (778)            1,333               163
                                                                       -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (6,690)           (3,181)              (92)
  Cash proceeds received from short-term investments                     2,616              --                --
  Cash received in acquisition of Suburban                                --                 231              --
                                                                       -------           -------           -------
          Net cash used in investing activities                         (4,074)           (2,950)              (92)
                                                                       -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               4,940             2,763             1,000
  Proceeds from issuance of line of credit                                --               1,500              --
  Principal payments on long-term obligations                              (17)             (998)             (734)
  Proceeds from repayments of notes receivable from
    stockholders                                                            62                64                17
  Payments for redemption of common stock                                  (10)               (9)             --
  Cash received from direct financing lease obligations                   --               1,000              --
  Cash contributed to Physician Partners, Inc. in merger                  --                --              (1,158)

                         HEALTHFIRST MEDICAL GROUP, P.C.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                   (All dollar amounts expressed in thousands)

                                                                        1995          1996          1997
                                                                       ------        -------       -------
 CASH FLOWS FROM FINANCING ACTIVITIES (Continued):
  Proceeds from issuance of common stock                               $ --          $  --         $     1
  Costs incurred related to Physician Partners, Inc.
    transaction                                                          --           (1,933)          (91)
                                                                       ------        -------       -------
          Net cash provided by (used in) financing activities
                                                                        4,975          2,387          (965)
                                                                       ------        -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          123            770          (894)

CASH AND CASH EQUIVALENTS, beginning of year                                2            125           895
                                                                       ------        -------       -------
CASH AND CASH EQUIVALENTS, end of year                                 $  125        $   895       $     1
                                                                       ======        =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                             $  186        $ 1,356       $ 1,620
    Cash paid for income taxes                                            446            181          --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Notes receivable issued in exchange for common stock               $   80        $   140       $  --

In 1996, HealthFirst acquired all of the outstanding stock of Suburban in exchange for 2,200 shares of HealthFirst Series 2 Class A stock. The acquisition was recorded under the purchase method of accounting. The fair values of Suburban's assets, including $231 of cash, and liabilities at the date of acquisition are presented below:

Current assets                                $ 2,284
Property, plant and equipment                   5,325
Other long-term assets                             99
Current liabilities                            (2,833)
Long-term liabilities                          (4,617)
                                              -------
          Net equity acquired                 $   258
                                              =======
Reconciliation to equity accounts:
  Common stock                                $   330
  Additional paid-in capital                      122
  Notes receivable from stockholders             (194)
                                              -------
                                              $   258
                                              =======

In February 1997, HealthFirst assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of HealthFirst's assets and liabilities, including $1,200 of cash at the date of the transaction are presented below:

Current assets                         $10,239
Property, plant and equipment           20,305
Other long-term assets                     277
Current liabilities                     11,112
Long-term liabilities                   17,163
Contributed equity                       2,546

        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.



                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                   (All dollar amounts expressed in thousands)

                                                                    Common Stock
                                           ----------------------------------------------------------------------
                                                                       Series 1                    Series 2
                                                 No Par                 Class A                     Class A
                                           -------------------     -------------------        -------------------
                                            Number                 Number                     Number                    Additional
                                              Of                    Of                          Of                       Paid-In
                                            Shares      Amount     Shares       Amount        Shares       Amount        Capital
                                           -------     -------     ------       ------        ------       ------       ----------
BALANCE, December 31, 1994                    --       $  --        4,950        $ 495          --          $--          $  --

  Issuance of common stock                    --          --          800           80          --           --             --
  Redemption of common stock                  --          --         (100)         (10)         --           --             --
  Repayment of notes receivable from
    stockholders                              --          --         --           --            --           --             --
  Net income                                  --          --         --           --            --           --             --
                                           -------     -------     ------        -----        ------        -----        -------
BALANCE, December 31, 1995                    --          --        5,650          565          --           --             --

  Notes receivable from stockholders
    acquired from Suburban                    --          --         --           --            --           --             --
  Common stock issued to acquire
    Suburban                                  --          --         --           --           2,200          330            122
  Issuance of common stock                    --          --        1,400          140          --           --            1,757
  Redemption of common stock                  --          --          (50)          (5)         --           --             --
  Repayment of notes receivable from
    stockholders                              --          --         --           --            --           --             --
  Costs related to Physician
    Partners, Inc. transaction                --          --         --           --            --           --             --
  Net loss                                    --          --         --           --            --           --             --
                                           -------     -------     ------        -----        ------        -----        -------
BALANCE, December 31, 1996                    --          --        7,000          700         2,200          330          1,879

  Issuance of common stock                      94           1       --           --            --           --             --
  Redemption of common stock                  --          --         --           --            --           --             --
  Repayment of notes receivable from
    stockholders                              --          --         --           --            --           --             --
  Net income                                  --          --         --           --            --           --             --
  Transfer of ownership to Physician
    Partners, Inc. during merger
    (see Note 1)                              --          --       (7,000)        (700)       (2,200)        (330)        (1,879)
                                           -------     -------     ------        -----        ------        -----        -------
BALANCE, December 31, 1997                      94     $     1       --          $--            --          $--          $  --
                                           =======     =======     ======        =====        ======        =====        =======





                                              Unamortized                     Notes
                                               Value of                     Receivable
                                              Restricted      Retained         From
                                             Stock Awards     Earnings     Stockholders    Total
                                             ------------     --------     ------------   -------
BALANCE, December 31, 1994                     $  --          $ 6,909        $(151)       $ 7,253

  Issuance of common stock                        --             --            (80)          --
  Redemption of common stock                      --             --           --              (10)
  Repayment of notes receivable from
    stockholders                                  --             --             62             62
  Net income                                      --              292         --              292
                                               -------        -------        -----        -------
BALANCE, December 31, 1995                        --            7,201         (169)         7,597

  Notes receivable from stockholders
    acquired from Suburban                        --             --           (194)          (194)
  Common stock issued to acquire
    Suburban                                      --             --           --              452
  Issuance of common stock                      (1,255)          --           (140)           502
  Redemption of common stock                      --               (4)        --               (9)
  Repayment of notes receivable from
    stockholders                                  --             --             64             64
  Costs related to Physician
    Partners, Inc. transaction                    --           (1,933)        --           (1,933)
  Net loss                                        --           (4,115)        --           (4,115)
                                               -------        -------        -----        -------
BALANCE, December 31, 1996                      (1,255)         1,149         (439)         2,364

  Issuance of common stock                        --             --           --                1
  Redemption of common stock                      --             --           --             --
  Repayment of notes receivable from
    stockholders                                  --             --             17             17
  Net income                                      --              258         --              258
  Transfer of ownership to Physician
    Partners, Inc. during merger
    (see Note 1)                                 1,255         (1,407)         422         (2,639)
                                               -------        -------        -----        -------
BALANCE, December 31, 1997                     $  --          $  --          $  --        $     1
                                               =======        =======        =====        =======

        The accompanying notes are an integral part of these statements.

                         HEALTHFIRST MEDICAL GROUP, P.C.


                          NOTES TO FINANCIAL STATEMENTS




1.  DESCRIPTION OF BUSINESS:

HealthFirst Medical Group, P.C. (HealthFirst), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners HealthFirst, PC for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). HealthFirst is one of the new PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

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

Essentially all of the cash remaining in the New PC after the payments to PPI under the management agreement will fund the compensation and benefits of providers employed by the New PCs.

HealthFirst consists of approximately 159 providers who offer a wide range of primary and specialty care services including allergy, dermatology, gastroenterology, hematology/oncology, infectious disease, pediatrics, geriatrics, obstetrics/gynecology, podiatry, rheumatology and surgery.

HealthFirst operates clinics in eleven locations in and around Portland, Oregon including: Tualatin, Tigard, Westside, Lake Oswego, Broadway, Northwest Portland, Wilshire, Gateway, Gresham, Hollywood and Powell Valley. A significant change in the demographics of this area may have an adverse impact on the business.

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the years ended December 31, 1995 and 1996, for the HealthFirst Medical Group, P.C. prior to the reorganization transaction (Old HealthFirst). The Statements of Operations and Cash Flows for the year ended December 31, 1997 include the results of operations for Old HealthFirst from January 1 to January 31, 1997. The remainder of the period represents the operations of HealthFirst Medical Group, P.C. (New PC) subsequent to the effective date of the reorganization transaction, February 1, 1997.

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

Prepaid Provider Compensation

Prepaid provider compensation includes the amount paid to providers that is in excess of the earned amount computed in accordance with the Management Agreement (Note 1). The balance will be reversed in future years when the amount paid is less than the earned amount.

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

Buildings and leasehold improvements                       7-45 years
Furniture and equipment                                    3-15 years

Payable to PPI

HealthFirst signed a note payable to PPI, bearing interest at 7.6%. Interest only monthly payments are due in 1998 and principal and interest monthly payments are due beginning January 1999 for 36 months.

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


Other Income

Other income includes a $600 one time payment from PPI. The payment was part of a transition plan developed by PPI to assist HealthFirst in its transition to the Management Agreement.

Financial Statement Presentation

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the year ended December 31, 1996 for the HealthFirst Medical Group, P.C. prior to the reorganization transaction ("Old HealthFirst"). The Statement of Operations and Cash Flows for the year ended December 31,1997 include the results of operations for Old HealthFirst from January 1 to January 31, 1997. The remainder of the period represents the operations of HealthFirst Medical Group, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

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

The majority of the HMO contracts are delegated professional risk with limited institutional risk based upon utilization parameters mutually agreed upon by the hospital health plan and HealthFirst.

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

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. HealthFirst has agreements with third-party payors that provide payments to HealthFirst at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:


                                                   Year Ended December 31,
                                                 ---------------------------
                                                  1995       1996      1997
                                                 -------   -------   -------
Fee-for-service, gross                           $29,384   $39,628   $47,415
Contractual discounts                             (6,550)   (7,313)  (11,840)
                                                 -------   -------   -------
Fee-for-service, net                             $22,834   $32,315   $35,575
                                                 =======   =======   =======

A summary of the most significant fee-for-service arrangements is as follows:

       Medicare

       A significant portion of HealthFirst's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 8%, 6%, and 6% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1995, 1996 and 1997, respectively.

       Medicaid

       Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 1% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995, 1996 and 1997.

       Other Payors

       HealthFirst has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to HealthFirst under these agreements includes discounts from established charges.

Major Customers

The following customers represented individually more than 10% of HealthFirst's net revenue as follows:

                                                     Year Ended
                                                    December 31,
                                                 ------------------
                                                 1995   1996   1997
                                                 ----   ----   ----
Pacificare - Secure Horizons                      10%    12%   12%
Pacificare - Commercial                           11     10     9
Blue Cross - HMO Oregon                           16     12    12
Good Health Plan                                  --     11    12
Blue Cross - Commercial                           10     --    --

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at December 31, 1996:

Land and land improvements                                                     $ 2,012
Buildings and leasehold improvements                                            14,756
Furniture and equipment                                                          9,362
                                                                               -------
                                                                                26,130
Less- Accumulated depreciation                                                  (5,769)
                                                                               -------
                                                                               $20,361
                                                                               =======

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that HealthFirst follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HealthFirst's deferred tax assets and liabilities are as follows at December 31, 1996:

Deferred tax assets:
  Cash to accrual adjustments                                        $ 4,570
  Less- Valuation allowance                                             (327)
                                                                     -------
          Net deferred tax asset                                       4,243

Deferred tax liabilities:
  Cash to accrual adjustments                                         (3,679)
  Excess tax depreciation                                               (564)
                                                                     -------
          Gross deferred tax liabilities                              (4,243)
                                                                     -------
          Net deferred tax asset                                     $  --
                                                                     =======

The provision (benefit) for income taxes is as follows:

                                                   Year Ended
                                                  December 31,
                                         ----------------------------
                                         1995      1996        1997
                                         ----     -------     -------
Current:
  Federal                                $119     $  --       $  --
  State                                    17        --          --
                                                                 --
Deferred:                                                        --
  Federal                                  63      (1,614)       --
  State                                     9        (285)       --
                                         ----     -------     -------
                                         $208     $(1,899)    $  --
                                         ====     =======     =======

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                        December 31,
                                                               ---------------------------
                                                               1995      1996       1997
                                                               ----     -------    -------
Federal tax (benefit) at statutory rate                        $175     $(2,105)   $  --
Add (deduct):
  State income tax (benefit), net of federal benefit             17        (301)      --
  Change in valuation allowance                                 --          328       --
  Other                                                          16         179       --
                                                               ----     -------    -------
Provision (benefit) for income taxes                           $208     $(1,899)   $  --
                                                               ====     =======    =======

In 1996, HealthFirst recognized a valuation allowance in an amount equal to its net deferred tax assets of $328 because of uncertainty with respect to the realization of the related tax benefits in future years.

As of December 31, 1997, the net income before provision for income taxes represents the results of operations for Old HealthFirst from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 statement of operations. The operations of the New PC for the remainder of the period have resulted in no net income and, accordingly, no current tax expense is necessary.

6.  LONG-TERM DEBT:

Long-term debt at December 31, 1996 is as follows:

Note payable, due in monthly installments of principal and interest of $16 through July 2000, with a final payment of $1,636, bearing interest at
    9.875%. The note is secured by a first mortgage on land, buildings, and
    improvements.                                                                              $1,714

Note payable, due in monthly installments of principal and interest through
    January 2002, bearing interest at 8.4%. The note is secured by inventory,
    furniture, and equipment.                                                                   1,964

Construction loan payable, final payment of principal and interest due in
    January 1997, bearing interest at prime plus 1% (8.25% at December 31,
    1996). The note is secured by building and land.                                            3,706

Note payable, due in annual principal installments of $115 through August 2011,
    bearing interest at 7.9%.                                                                   1,650

Note payable due in monthly installments of $8 including interest through October
    2000, bearing interest at 8.75%                                                               314

Note payable due in monthly installments of $7 plus interest through January 1999,
    bearing interest at 9.875%                                                                    177

Note payable, related party, due in monthly installments of $1 including interest
    through 1998, bearing interest at 6%                                                            8
                                                                                               ------
          Total long-term debt                                                                  9,533

Less- Current portion                                                                           4,467
                                                                                               ------
          Long-term debt, net of current portion                                               $5,066
                                                                                               ======

Management converted the construction loan to a mortgage loan in 1997, extending the maturity of the loan to February 2017.

HealthFirst maintained a revolving line-of-credit agreement with a bank providing up to $2,500, secured by inventory, accounts receivable and equipment. The line-of-credit bore interest at the lender's prime rate (8.25% at December 31, 1996) plus .5% and matures April 30, 1997. At February 1, 1997, the line-of-credit was consolidated into a $7,500 line-of-credit as a result of the reorganization transaction (Note 1).

7.  LEASE COMMITMENTS:

Capital Leases

HealthFirst leases certain medical equipment and facilities under agreements which are classified as capital leases. The equipment leases have original terms of five years and have either a bargain purchase option or a transfer of title at the end of the lease. The building lease is with Gateway Properties LLC (Note
12) for a term of 21 years. Leased capital assets included in property, plant and equipment are as follows at December 31, 1996:

Buildings and leasehold improvements                                                                $3,574
Furniture and equipment                                                                                264
                                                                                                    ------
                                                                                                     3,838
Less- Accumulated amortization                                                                        (682)
                                                                                                     -----
                                                                                                    $3,156
                                                                                                    ======

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment, and the related rentals are charged to operations as incurred.

Direct Financing Lease Obligation

In May 1996, HealthFirst sold three facilities to HealthFirst Properties LLC (Note 12) under a sale/leaseback arrangement. The facilities were sold for $12,550, of which $11,550 is due in the form of an 8% interest-bearing note receivable due in monthly installments through April 2016. The remainder was received in cash. The transaction has been accounted for as a financing, wherein the property and related debt remains on the books and will continue to be depreciated. A financing obligation representing the proceeds of $1,000 has been recorded and will be reduced based on payments under the lease. As sales proceeds are received from the LLC, they will be credited to a financing obligation, and amortized as a reduction of operating expenses over the remaining life of the lease. The amount owed on the financing obligation at December 31, 1996 was $929 of which $76 is due within one year. The lease has a term of 20 years and requires minimum annual rental payments of $1,318 in 1998, 1999, 2000, 2001 and 2002 and $17,680 thereafter. The financing obligation and lease payments were assumed by PPI at February 1, 1997.

8.  EMPLOYEE BENEFIT PLANS:

Retirement Plans

HealthFirst has a noncontributory profit sharing plan covering all employees who are eligible subject to certain requirements. HealthFirst, at the discretion of the Board of Directors, contributes an annual amount not to exceed the maximum allowed under the Internal Revenue Code. No contributions to the Plan were made in 1997, 1996 and 1995. HealthFirst does not foresee making contributions to the profit sharing plan in the future.

HealthFirst has a 401(k) plan covering all employees who are eligible subject to certain requirements. Employees contribute between 2% to 10% of their annual compensation. HealthFirst matches employee contributions at a rate of 10% plus a discretionary percentage determined by the Board of Directors. The contributions to the Plan were $69 and $110 in 1995 and 1996, respectively.

HealthFirst also has a defined contribution money purchase pension plan which is a plan in which all employees are eligible to participate subject to certain requirements. HealthFirst contributes 8% of employees' compensation which does not exceed the Social Security integration level ($62 at December 31, 1996), plus a higher percentage of the amount in excess of the integration level for the Plan year. Contributions in 1995 and 1996 were $1,133 and $1,523, respectively.

Supplemental Pension Plan

In 1987, HealthFirst entered into a supplemental pension plan with eight of its physicians providing for fixed monthly payments over five years commencing with the physicians' retirements or terminations. The physicians receive payments upon retirement or termination if certain vesting requirements have been met. The liability under this agreement is being accrued over the physicians' estimated remaining service periods before becoming fully vested. On the vesting date, the present value of the future benefit payments will have been accrued. HealthFirst has accrued $176 for the plan at December 31, 1996.

Suburban Profit-Sharing Plan

As part of the 1996 acquisition of Suburban, HealthFirst assumed a profit-sharing plan in which all former employees of Suburban are eligible to participate subject to certain requirements. The plan is funded by discretionary employer contributions as determined by the Board of Directors on an annual basis. The amount of employer contributions, if any, is allocated to eligible employees based on employee compensation. HealthFirst's contribution for 1996 was $390.

Bonus Compensation Plan

In February 1996, HealthFirst established a bonus compensation plan for eligible employees. Employees are vested after five years of employment with credit for prior service. A substantial portion of the participants were fully vested as of December 31, 1996. The total payout of approximately $5.25 million will be over a period of eight years. HealthFirst is accruing for the estimated present value of the bonus compensation over the estimated period of the employees' active employment from the date the contract was signed until the date they are fully vested. Compensation expense recognized during 1996 was approximately $3,900, a portion of which has been paid. The expense was recorded to provider compensation and benefits. The amount accrued at December 31, 1996, is $3,502, of which $502 is included in current liabilities and the remainder is included in deferred compensation. The liability was assumed by PPI at February 1, 1997.

9.   PROFESSIONAL LIABILITY:

HealthFirst maintained a claims-made professional liability insurance policy.

At February 1, 1997, HealthFirst's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 1). The consolidated claims-made policy has no deductible and includes full prior acts coverage. Management believes the coverage is adequate to cover any potential claims.

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

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that HealthFirst is in compliance with the fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

11.  EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

12.  RELATED PARTY TRANSACTIONS:

Coordinated Health Network, Inc.

In December 1993, HealthFirst became a one-third shareholder in Coordinated Health Network, Inc. (CHN). CHN was formed to obtain patient contracts under the Oregon Health Plan and generate purchasing discounts. The investment in CHN was accounted for under the equity method. In 1995, HealthFirst paid premiums to CHN of $106 and CHN paid HealthFirst $622 in 1995 for claims. No premiums were paid or received in 1996 or 1997. CHN was legally dissolved in 1996.

Northwest Physicians Alliance

In 1995, HealthFirst invested $52 for a one-third share in Northwest Physicians Alliance (the Alliance), which was formed with Blue Cross/Blue Shield of Oregon, two local hospital systems and several physician groups. The Alliance has been accounted for under the equity method. The Alliance is intended to be the primary delivery network for Blue Cross/Blue Shield's HMO Oregon product in the Portland area. The Alliance was legally dissolved in 1998.

HealthFirst Properties LLC

HealthFirst Properties LLC (HPLLC) was formed by certain shareholders of HealthFirst in 1996 to acquire three clinic buildings from HealthFirst. HPLLC purchased these properties from HealthFirst for an aggregate purchase price of $12,550, to be paid under an installment sale contract with a 20-year term. HPLLC made a $1,000 down payment to HealthFirst. Simultaneous with the execution of the installment sale contract, HealthFirst agreed to lease back the three buildings from HPLLC under a 20-year lease agreement. This transaction has been recorded as a direct financing lease. Accordingly, the monies received from HPLLC have been recorded as a direct financing lease obligation and the related property is included in property, plant and equipment in the accompanying financial statements.

Gateway Properties LLC

Gateway Properties LLC (Gateway) is owned by several former shareholders of Suburban. Throughout 1995, Suburban recorded notes receivable for various payments made on behalf of Gateway. The note receivable at December 31, 1996 was $144. The terms of the note include monthly installments of principal and interest of $5 through August 1999 with interest accruing at 7%. HealthFirst has signed a capital lease to occupy a new clinic building for a term expiring in August 2015.

Stock Subscriptions

HealthFirst has notes receivable from certain stockholders for their purchase of common stock. The notes mature at various stages through the year 2008.

Restricted Stock Awards

During 1996, HealthFirst sold shares of Series 1 Class A common stock to ten providers at prices below their estimated fair value for accounting purposes. The terms of the related Restricted Stock Agreements require forfeiture of the stock unless the grantee remains employed by HealthFirst until February 1, 2002.

The excess of the estimated fair value of the stock over the amount to be paid of $1,756 is to be recognized as compensation expense. Of this amount, $502 and $348 has been recognized as compensation expense in 1996 and 1997, respectively. The remaining amount will be amortized ratably to income over the next five years.

13.  BUSINESS ACQUISITION:

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

                                                                      Year Ended
                                                                     December 31,
                                                               -----------------------
                                                                1995           1996
                                                               --------       --------
Net revenues less provider compensation and benefits           $ 39,625       $ 39,364
Operating expenses                                              (40,364)       (45,452)
Other expenses, net                                                (215)           (92)
                                                               --------       --------
          Net loss before income taxes                             (954)        (6,180)

Benefit for income taxes                                            403          1,899
                                                               --------       --------
          Net loss                                             $   (551)      $ (4,281)
                                                               ========       ========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the persons who serve as Directors and Officers of PPI:

Name                          Age    Title                          Term
----                          ---    -----                          ----
David M. Goldberg, M.H.A.      49   President and Chief            July 2, 1996         to  Present
                                      Executive Officer, Director
Tim E. Dupell, C.P.A           35   Senior Vice President and      January 28, 1998     to  Present
                                      Chief Financial Officer,
                                      Director
Michael F. Bonazzola, M.D      47   Senior Vice President and      January 28, 1998     to  Present
                                      Chief Medical Officer,
                                      Director
Bruce E. Van Zee, M.D.         52   Chairman of the Board,         July 2, 1996         to  Present
                                      Director
David H. Cutsforth, Jr.        50   Director                       July 2, 1996         to  Present
M.D.
Russell A. Dow, M.D.           49   Director                       July 2, 1996         to  Present
Douglas M. Mancino, Esq.       48   Director                       July 2, 1996         to  Present
Dan Gregorie, M.D.             48   Director                       September 17, 1997   to  Present
Mark Leavitt, M.D.             47   Director                       January 28, 1998     to  Present
Frederick W. Eubank, II        34   Director                       July 15, 1997        to  Present
Jon D. Ness.                   41   Senior Vice President          July 2, 1996         to  Present
Ralph Prows, M.D.              47   Senior Vice President          June 1, 1997         to  Present
Kerry Barnett                  40   Senior Vice President          February 9, 1998     to  Present
Jerald Erstgaard               49   Former Senior Vice President   July 2, 1996         to  August 20, 1997


DAVID M. GOLDBERG joined PPI as its Chief Executive Officer in 1996. Mr. Goldberg earned a B.A. degree in Sociology in 1970 from the University of Colorado at Boulder and a Masters of Science degree in Health Care Administration in 1977 from the University of Colorado Medical Center, Denver, Colorado. From 1993 until joining PPI as its founding CEO, Mr. Goldberg was employed as President of Simmonds Consulting, Inc., a national group practice strategic planning and merger and acquisition consulting company that he helped found. Mr. Goldberg was employed by Medical Management, Inc. as senior consultant from 1986-1992. In this capacity he managed all group practice management and strategic planning consulting and was instrumental in developing standardized management, strategic and financial reporting systems for all of the managed group practices, for the oldest (and then largest) contract group practice management company in the U.S. The Old PCs engaged Mr. Goldberg as a consultant through Simmonds Consulting, Inc. before he was employed by PPI. From 1983-1986, Mr. Goldberg served in a variety of senior management positions at Lovelace Medical Center and Lovelace Health Plan, then a 250,000 member group model HMO; Director of Planning for all of the Lovelace organizations and Director of Primary Care and Associated Group Practices for Lovelace Medical Center. Mr. Goldberg was the founding executive Director of New Mexico Health Resources, Inc., a private company which was the predecessor to the New Mexico State Office of Rural Health. After receiving his graduate education under the guidance of Dr. Leland Kaiser, Mr. Goldberg was a recipient of a Robert Wood Johnson Foundation grant to co-found a model rural primary care group practice. During the past 15 years, Mr. Goldberg has been a frequent speaker and lecturer for the Medical Group Management Association as well as for other national and regional professional and trade organizations.

TIM E. DUPELL joined PPI as its Chief Financial Officer in 1996. Prior to joining PPI, Mr. Dupell served as Chief Financial Officer for Corvallis Clinic beginning in March 1994. From 1988 to 1994, Mr. Dupell held concurrent positions in Finance, Operations and Risk Sharing Plans with Blue Cross/Blue Shield of Oregon and with the Blue Cross/Blue Shield health maintenance organization, HMO Oregon. From 1984-1988, Mr. Dupell was a senior auditor in the Portland, Oregon office of Ernst & Young, LLP. Mr. Dupell holds a Bachelor's degree in Business from Pacific University. In addition, Mr. Dupell is a Certified Public Accountant, Certified Management Accountant, and a Certified Internal Auditor. He is a member of the Oregon Society of Certified Public Accountants, The American Institute of Certified Public Accountants, The Institute of Management Accountants, The Institute of Internal Auditors and the National Association of Accountants.

MICHAEL F. BONAZZOLA, M.D. joined PPI as Senior Vice President and Chief Medical Officer in 1996. Dr. Bonazzola practiced general internal medicine at Medford Clinic from 1982 to 1996. Dr. Bonazzola holds a Bachelor's degree in Natural Sciences from Lewis and Clark College and a Doctor of Medicine degree from University of Oregon Medical School and served as Chief Medical Resident at St. Vincent Hospital and Medical Center (Portland, Oregon). He is Board Certified in Internal Medicine. He was a member of the Board of Directors of Medford Clinic from 1983-1991 and served as its President from 1989-1991. When Dr. Bonazzola became Medford Clinic's Medical Director in 1991, Medford Clinic grew from 35 physicians, with no managed care contracts, to 64 physicians with approximately 35% of the overall business provided under managed care contracts. Between 1992 and 1995, Dr. Bonazzola served on the Board of Directors of HMO Oregon. He is a Trustee of the Oregon Medical Professional Review Organization.

BRUCE E. VAN ZEE, M.D. joined PPI as a founding member of the Board of Directors in 1996. Dr. Van Zee is a practicing physician of Medford Clinic committed to physician involvement in the governance and management of innovative health care organizations. He received his medical degree magna cum laude at the University of Oregon in 1970. He is Board Certified in Internal Medicine and Nephrology, having completed his post graduate education at the University of Rochester. Dr. Van Zee has served in a variety of medical management roles which include Chair of the Department of Medicine and President of the medical society in his community. He has received advanced post graduate training in physician management issues and in biomedical ethics.

DAVID H. CUTSFORTH, JR., M.D. joined PPI as a founding member of the Board of Directors in 1996. He practiced as a Philomath Family Medicine physician before that entity merged with Corvallis Clinic and currently practices at Corvallis Clinic. Dr. Cutsforth has been active in local and statewide health forums. He served as a Board Director for Western Oregon IPA from 1989-1993. He served as an original committee member in the formulation of the Oregon Health Plan, a national model for Medicaid reform. Dr. Cutsforth received his medical degree from the University of Oregon in 1973. He is Board Certified in Family Medicine, having completed his residency training at the University of Texas in Houston. Dr. Cutsforth has served in a variety of management roles including chair of the Department of Family Medicine and Peer Review Committee of Good Samaritan Hospital, Corvallis. He received a superior service award from the U.S. Public Health Service in 1977 and was recognized as America's Family Doctor of the Year in 1994.

RUSSELL A. DOW, M.D. joined PPI as a founding member of the Board of Directors in 1996. Dr. Dow is a HealthFirst physician practicing Obstetrics and Gynecology and has been involved in medical leadership and governance for many years. He received his medical degree from Tufts University School of Medicine in Boston, Massachusetts in 1974. He is Board Certified in Obstetrics and Gynecology, having completed his post-graduate training at the Oregon Health Sciences University.

DOUGLAS M. MANCINO, ESQ. joined PPI as a founding outside member of the Board of Directors in 1996. Mr. Mancino is an attorney and a partner in McDermott, Will & Emery's Los Angeles office. He has had more than 20 years of experience representing a broad variety of health care organizations. Mr. Mancino has been recognized by THE NATIONAL LAW JOURNAL as one of the country's leading managed care lawyers, and by the LOS ANGELES BUSINESS JOURNAL as one of Southern California's top 100 health care executives. Mr. Mancino is the author of a new book, TAXATION OF HOSPITALS AND HEALTH CARE ORGANIZATIONS (Warren, Gorham & Lamont 1995) and a co-author of NAVIGATING YOUR WAY THROUGH THE FEDERAL SELF-REFERRAL LAW: A GUIDEBOOK TO STARK II (Atlantic Information Systems, Inc.
1995). He has also co-authored a 1987 Aspen Systems book, JOINT VENTURES BETWEEN HOSPITALS AND PHYSICIANS and has written more than 30 articles on a variety of health care and taxation topics. Mr. Mancino received his law degree, summa cum laude, from The Ohio State University of Law in 1974. He is an active member and officer of several national legal organizations and publications and is a Fellow of the

American College of Tax Counsel. Mr. Mancino also has served as a Director of Health Systems International, Inc., including acting on its Compensation Committee.

FREDERICK W. EUBANK, II joined PPI as a Director in 1997. Mr. Eubank a Bachelor of Science degree in Business Administration from the Wake Forest University School of Business in Accountancy in 1986. In 1993, Mr. Eubank graduated with honors from the executive program at Duke University's Fuqua School of Business where he earned a Master of Business Administration degree. Mr. Eubank joined First Union Corporation in 1986 and was an Assistant Vice President in the Specialized Industries Group before joining First Union Capital Partners in 1989.

DAN GREGORIE, M.D. joined PPI as a Director in 1997. Dr. Gregorie received his undergraduate degree from Duke University and his medical degree from Tufts University in Boston, Massachusetts. He completed his internship and residency in Internal Medicine at Mount Auburn Hospital in Cambridge, Massachusetts. Following his residency, Dr. Gregorie attended the Sloan School of Management at MIT where he received his master's degree in management. Dr. Gregorie has served as special assistant to the Medical Director of Georgetown University Community Health Plan, Vice President and Associate Regional Medical Director of Capital Area Permanente Medical Group and President, CEO and Regional Medical Director of Northeast Permanente medical Group in Hartford, Connecticut. Since 1989, he has been President, CEO and Chairman of the Board of ChoiceCare.

MARK LEAVITT, M.D., PH.D., joined PPI as a Director in 1997. Dr. Leavitt founded MedicaLogic, Inc. in 1985 and has been its CEO since inception. From 1992 to 1994, Dr. Leavitt served as Medical Director of Information Systems for Providence Health System. He practiced internal medicine full-time in Portland, Oregon from 1982 to 1992. Dr. Leavitt holds a Bachelor's degree from the University of Arizona, a Doctorate from Stanford University in Electronic Engineering and a Doctorate from the University of Miami in Medicine. He is Board Certified in Internal Medicine and Geriatrics. Dr. Leavitt served as President of the Oregon Society of Internal Medicine from 1993 to 1994 and is a member of the American Society of Internal Medicine, the American College of Physicians and the Medical Informatics Association.

JON D. NESS joined PPI as a Senior Vice President in 1996 and concurrently serves as Chief Executive Officer of Medford Clinic. Before employed by Medford Clinic in 1995, he acted as Vice President of Deaconess-Billings Clinic Health System. Mr. Ness is a member of MGMA and a member of the certified medical practice executive program. Mr. Ness received his Master of Arts in Urban Planning from North Dakota State University in 1984. He acted as a corporate planner of St. Luke's Hospital, affiliated with Fargo Clinic, a 250 physician multi-specialty clinic, from 1986 to 1989.

RALPH PROWS, M.D. joined PPI as a Senior Vice President and concurrently serves as Chief Executive Officer of the Corvallis Clinic, PC Dr. Prows received his medical degree from Tulane University and completed specialty training at Ochsner Foundation Hospital in New Orleans. He is Board Certified in Internal Medicine. Dr. Prows had been the Corvallis Clinic's Medical Director since 1993 and was responsible for physician recruitment, clinical quality assurance and utilization management. Prior to joining the Corvallis Clinic, he served for seven years as Senior Vice President for Medical Affairs for Central Massachusetts Health Care, a 100,000 member non-profit health maintenance organization. Dr. Prows has also served on the Board of Directors of the Unified Medical Group Association (now the American Medical group Association).

KERRY BARNETT joined PPI as Senior Vice President in February 1998 and concurrently serves as Chief Executive Officer of HealthFirst Medical Group, PC. Mr. Barnett received an undergraduate degree from the University of Rochester in New York in 1978 and received his Juris Doctor from Yale School of Law in 1987. From 1990 to 1993, he was the Oregon governor's legal counsel and senior policy advisor. From 1993 until the end of 1997, Mr. Barnett served as Director of the Department of Consumer and Business Services, Insurance Commissioner and Superintendent of Banking. In this capacity he had primary responsibility for all aspects of Oregon's largest business regulatory agency.

JERALD W. ERSTGAARD was a Senior Vice President of PPI. He obtained a Bachelor of Arts degree from the University of South Dakota with a concentration in business. In 1973, he received a Masters degree in Business Administration from the University of Wyoming. Mr. Erstgaard worked as an assistant administrator at Corvallis Clinic from 1979 to 1986. He joined Metropolitan as an administrator in 1986. Since February 1, 1996, at the time of the business combination of Metropolitan and Suburban, Mr. Erstgaard held the administrative position of Chief Executive Officer of HealthFirst. During Mr. Erstgaard's tenure, HealthFirst grew from an organization of 15 physicians to an entity with approximately 120 physicians. In addition to his role in management at HealthFirst, Mr. Erstgaard acted as a member of the Board of Directors of the American Medical Group Association and of the Northwest Group Practices Association. He is a Member of Medical Group Management Association. He previously served as President of Oregon Medical Group Management Association. His employment with PPI ended in August 1997.

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the annual and long-term compensation of the Company's Chief Executive Officer and the six highest paid executive officers for 1997, 1996 and 1995.


                                                                          Long-Term Compensation
                                            Annual Compensation                   Awards
                                      -------------------------------    ------------------------
                                                              Other
                                                              Annual     Restricted    Securities    All Other
                                                              Compen-       Stock      Underlying    Compen-
Name and Principal Position   Year    Salary     Bonus(2)   sation($)(3)   Awards($)  Options(#)(4)  sation(5)
---------------------------   ----    ------     --------   ------------   ---------  -------------  ---------
David Goldberg                1997    231,000         --       12,000           --        150,000         --
Chief Executive Officer       1996         --         --           --      148,770             --         --
 and Director                 1995         --         --           --           --             --         --
Tim Dupell                    1997    175,000     25,000       12,000           --        100,000     15.245
Chief Financial Officer       1996         --         --           --      148,770             --         --
 and Director                 1995         --         --           --           --             --         --
Michael Bonazzola, M.D.       1997    185,000     25,000       12,000           --        102,210     14,667
Chief Medical Officer         1996         --         --           --           --             --         --
 and Director                 1995         --         --           --           --             --         --
Ralph Prows, M.D.             1997    158,000     10,000           --           --         40,977     13,166
Senior Vice President         1996         --         --           --           --             --         --
                              1995         --         --           --           --             --         --
Jon Ness                      1997    175,000     40,000           --           --         35,000         --
Senior Vice President         1996         --         --           --      148,770             --         --
                              1995         --         --           --           --             --         --
Jerald Erstgaard (1)          1997    132,000         --           --           --         35,000      2,550
Senior Vice President         1996         --         --           --           --             --         --
                              1995         --         --           --           --             --         --

(1) Jerald Erstgaard`s employment with PPI was terminated in August 1997. Pursuant to the severance agreement, Mr. Erstgaard will continue to be paid at an annual rate of $132,000 for 14 months following the termination date.

(2) Annual bonuses are earned and accrued during the fiscal years indicated and paid in the following year.

(3) Amounts consist of an automobile allowance paid by the Company.

(4) This column sets forth the dollar value, as of the grant date, of restricted stock awarded. The stock awards aggregating 108,000 were granted in October 1996 to four officers of the Company. These awards were initially subject to a three-year vesting requirement. In the case of three of the officers, the requirement has subsequently been eliminated. The fourth officer is no longer employed, but will be entitled to retain the stock award as long as the terms of his separation agreement are adhered to. David Goldberg, Tim Dupell and Jon Ness were each rewarded 27,000 shares at an exercise price of $5.51 per share. The estimated fair value of these awards in the aggregate amount of $595,080 was recognized as compensation expense in 1996.

(5) Amounts represent matching contributions from the New PC's defined contribution plans to Tim Dupell and Ralph Prows from the Corvallis Clinic, PC , to Michael Bonazzola from Medford Clinic, PC, and to Jerald Erstgaard from HealthFirst Medical Group, PC


The following table sets forth information concerning options granted to the named executive officers in 1997.

                                                                               Potential realizable value at
                                                                               assumed annual rates of stock
                       Individual Grants                                     price appreciation for option term
                       ----------------------------------------------------------------------------------------
                          Number of    Percent of
                         securities       total
                         underlying     options/      Exercise
                          Options/    SARS granted     or base
                            SARS      to employees      price      Expiration
Name                     granted(#)   in fiscal year  ($/share)      date       0%($)      5%($)       10%($)
----                     ----------   --------------  ---------    ----------  --------   --------   ----------
David Goldberg             50,000          3.1%         $7.20        2/01/07    $40,000   $226,400     $573,700
                          100,000          6.1%         $6.80       11/12/07   $120,000   $427,600   $1,083,700
Tim Dupell                 35,000          2.1%         $7.20        2/01/07    $28,000   $158,500     $401,600
                           65,000          4.0%         $6.80       11/12/07    $78,000   $278,000     $704,400
Michael Bonazzola, M.D.     2,210          0.1%         $7.20        2/01/07     $1,768    $10,000      $25,400
                           65,000          4.0%         $6.80       11/12/07    $78,000   $278,000     $704,400
                           35,000          2.1%         $7.20        2/01/07    $28,000   $158,500     $401,600
Ralph Prows, M.D.          35,000          2.1%         $7.20        2/01/07    $28,000   $158,500     $401,600
                            5,977          0.4%         $7.20        2/01/07     $4,782    $27,100      $68,600
Jon Ness                   35,000          2.1%         $7.20        2/01/07    $28,000   $158,500     $401,600
Jerald Erstgaard           35,000          2.1%         $7.20        2/01/07    $28,000   $158,500     $401,600

(1) The potential realizable values shown are based on the actual market price of the options at grant date, $8.00 per share, and the indicated assumed annual rates of appreciation compounded annually.

(2) Options granted in 1997 did not include stock appreciation rights ("SARs").

The Securities and Exchange Commission regulations require information as to the potential realizable value of each of these options, assuming that the market price of Company Common Stock appreciates in value from the date of grant to the end of the option term at annual rates of zero, five and ten percent. The shares granted above were issued at a below-market price, therefore, the potential realizable values of the options granted at the assumed annual rates were based on the actual market value of the stock options at grant date, $8.00 per share. If zero appreciation occurs over the term of the options, the value of the options granted is listed above under the column detailing a 0% appreciation. The value is determined as the difference between the market price of the options and the base price of those options granted.

Actual gains, if any, on stock option exercises and Company Common Stock holdings will depend on overall market conditions and the future performance of the Company and its Common Stock. There can be no assurance that the amounts reflected in this table will be realized.

FISCAL YEAR END OPTION VALUES

PPI's common stock is not publicly traded, therefore, the basis of the option valuation is the price of the Common stock as of July 10, 1997, the last date of valuation in the year ending December 31, 1997. No options were exercised in 1997 by any named executive officer. The following table details information concerning the value of unexercised stock options held by each named executive officer. The value of the unexercised options reflect the increase in the granted value of the Company's Common Stock on the date of the grant through the last date of stock valuation on 7/10/97. As of July 10, 1997, PPI's Common Stock was valued at $8.00 per share. The value actually realized upon the future exercise of options by the named executive officers will depend on the value of the Company Common Stock at the time of exercise.


                                                  DECEMBER 31, 1997 OPTION VALUE
                            ---------------------------------------------------------------------------
                             Number of Securities Underlying
                                 Unexercised Options at           Value of Unexercised In-the-Money
                                    December 31, 1997               Options at December 31, 1997
                            ---------------------------------------------------------------------------
Name                                  Unexercisable                         Unexercisable
----                                  -------------                         -------------
David Goldberg                           150,000                              $160,000
Tim Dupell                               100,000                              $106,000
Michael Bonazzola, M.D.                  102,210                              $107,768
Ralph Prows, M.D.                         40,977                               $32,782
Jon Ness                                  35,000                               $28,000
Jerald Erstgaard (1)                          --                                    --

(1) Jerald Erstgaard's employment with PPI was terminated on August 20, 1997. According to the terms of Mr. Erstgaard's Separation and Release Agreement, Mr. Erstgaard forfeited the right to purchase the 35,000 shares of PPI Common Stock granted to him at that time.

DIRECTOR COMPENSATION

PPI Directors are entitled to receive compensation for serving as Directors in an amount equal to $1,000 per board meeting or $5,000 per fiscal quarter of PPI, whichever is greater. In addition, Directors are entitled to receive $750 per meeting attended for various committee purposes if the meeting is not held on a date on which the Board holds a meeting. Furthermore, Directors may be reimbursed for reasonable and actual out-of-pocket expenses incurred in connection with their duties as Directors.

INDEMNIFICATION AGREEMENTS

Pursuant to Article VII of the PPI Bylaws, PPI is obligated to indemnify each of its Directors and officers that could require PPI, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as Directors and officers and to advance expenses incurred by them as a result of any proceeding against them as to which they could be indemnified.

CHANGE-IN-CONTROL ARRANGEMENTS

PPI has established the Physician Partners, Inc. Change In Control Plan (the "Plan") to enable PPI to provide severance benefits to eligible executive or management employees whose employment is terminated following a Change in Control (as such term is defined in the Plan) of the Company. Pursuant to agreements entered into under the Plan, David Goldberg, Tim Dupell, Michael Bonazzola, Ralph Prows and Jon Ness are entitled to separation pay and benefits following a change of control of PPI and the employee's subsequent termination of employment with PPI unless such termination is voluntary or results from death, disability, retirement or cause. The eligible termination must occur within 24 months of the Change in Control or the agreement is void. Each agreement continues for three years from such date the agreement is executed and automatically renews every three years from such date unless the employee receives written notice of termination at least ninety days prior to the renewal date. The separation pay under each agreement (including those for each of the named executive officers) equals three years' annualized base salary and maximum target bonus. In addition, upon the occurrence of an eligible termination, all outstanding options to purchase PPI Common Stock will immediately vest and become exercisable. In the event that any payments to be made to an employee in connection with a change in control of PPI under the Plan or any other plan or arrangement would not be deductible by PPI for federal income tax purposes, then the payments under the Plan and the employee's agreement will be reduced as necessary to eliminate the disallowance of the deduction.

EMPLOYMENT AGREEMENTS

DAVID GOLDBERG entered into an agreement with the Company on September 19, 1996 to be employed as President and Chief Executive Officer of PPI for a term of three years. From July 1, 1996 until February 1, 1997, i.e., the effective date of the Merger ("Effective Time"), Mr. Goldberg was paid a base salary at an annual rate of $300,000; from and after the Effective Time, he will be paid a base salary at an annual rate of $225,000 and options to purchase 150,000 shares of PPI Common Stock. Pursuant to his employment agreement, on October 30, 1996, Mr. Goldberg received a restricted stock award of 27,000 shares of PPI Common Stock. In the event Mr. Goldberg's employment is terminated without cause, he shall receive his base salary and medical, health and accident and disability insurance for a term of 12 months after the date of such termination. The obligations of PPI under the employment agreement with Mr. Goldberg are guaranteed by the New PCs.

TIM DUPELL entered into an agreement with the Company on September 19, 1996 to be employed as Senior Vice President and Chief Financial Officer of PPI for a term of three years. From July 29, 1996 until the Effective Time, Mr. Dupell was paid a base salary at an annual rate of $175,000; from and after the Effective Time, Mr. Dupell has received options to purchase 100,000 shares of PPI
Common Stock. Pursuant to his employment agreement, on October 30, 1996 Mr. Dupell received a restricted stock award for 27,000 shares of PPI Common Stock. In the event Mr. Dupell's employment is terminated without cause, he shall receive his base salary and medical, health and accident and disability insurance for a term of 12 months after the date of such termination. The obligations of PPI under the employment agreement of Mr. Dupell are guaranteed by the New PCs.

MICHAEL BONAZZOLA, M.D. entered into an agreement with the Company on September 19, 1996 to be employed as Senior Vice President and Chief Medical Officer of PPI for a term of three years. On the Effective Date, Dr. Bonazzola received a bonus award of $25,000. Commencing at the Effective Time, Dr. Bonazzola has been paid a base salary at an annual rate of $190,000, and received options to purchase 100,000 shares of PPI Common Stock. In the event Dr. Bonazzola's employment is terminated without cause, he shall receive his base salary and medical, health and accident and disability insurance for a term of 12 months after the date of such termination. The obligations of PPI under the employment agreement of Dr. Bonazzola are guaranteed by the New PCs.

JON NESS entered into an agreement with the Company on September 19, 1996 to be employed as Senior Vice President of PPI for a term of three years. Commencing at the Effective Time, Mr. Ness has been paid a base salary at an annual rate of $175,000 and received an option to purchase 35,000 shares of PPI Common Stock. Pursuant to his employment agreement, Mr. Ness received on October 30, 1996 a restricted stock award for 27,000 shares of PPI Common Stock. In the event Mr. Ness' employment is terminated without cause, he shall receive his base salary and medical, health and accident and disability insurance for a term of 12 months after the date of such termination.

JERALD ERSTGAARD entered into an agreement with the Company on September 19, 1996 to be employed as Senior Vice President of PPI. Mr. Erstgaard's position was voluntarily terminated as of August 20, 1997. Mr. Erstgaard's employment agreement was for a term of three years. Commencing at the Effective Time, Mr. Erstgaard was paid a base salary at an annual rate of $132,000 and at the time of termination of Mr. Erstgaard employment with PPI, PPI agreed to provide the following compensation and benefits to Mr. Erstgaard: For a period of 14 months from the termination date, in addition to the salary which had been paid to him for the month of August 1997, PPI will pay Mr. Erstgaard an the annual rate of $132,000 as though Mr. Erstgaard's employment with PPI had continued, payable in regular installments and subject to applicable withholding and deductions. In addition, PPI agreed to provide Mr. Erstgaard with (a) medical, health and accident and disability insurance and other benefits at the same coverage level maintained for Erstgaard's benefit immediately prior to the termination, and (b) participation in any 1997 and 1998 contribution that PPI makes on behalf of its employees to any retirement or pension plan, with respect to severance payments through October 19, 1998.

KERRY BARNETT entered into an employment agreement on February 9, 1998 to be employed as Senior Vice President of PPI for a term of three years. Kerry Barnett assumed the responsibilities of Jerald Erstgaard. Mr. Barnett will be paid a base salary at an annual rate of $158,000 with a potential annual bonus of $32,000 and receive an option to purchase 10,000 shares of PPI Common Stock. In the event that Mr. Barnett's employment is terminated without cause, he shall receive his base salary and medical, health and accident and disability insurance for a term of 6 months after the date of such termination.

RALPH PROWS, M.D. entered into an agreement with the Company on June 1, 1997 to be employed as Senior Vice President of PPI for a term of three years. Mr. Prows will be paid a base salary at an annual rate of $162,650 and receive an option to purchase 35,000 shares of PPI Common Stock. In the event Mr. Prows' employment is terminated without cause, he shall receive his base salary and medical, health and accident and disability insurance for a term of 12 months after the date of such termination.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning beneficial ownership of the Company Common Stock as of March 30, 1998 by (i) each of the nominees and current Directors, (ii) each of the named executive officers, (iii) all current Directors and executive officers of the Company as a group, and (iv) all persons known by the Company to be the beneficial owners of five percent or more of Company Common Stock.


                                           Shares of Company
                                              Common Stock
PPI                                        Beneficially Owned          Percent Outstanding
---                                        ------------------          -------------------
David M. Goldberg, M.H.A.(1)                     37,000                        0.6%
Tim E. Dupell, C.P.A(1)                          34,000                        0.5%
Michael F. Bonazzola, M.D(1)                     34,269                        0.5%
Bruce E. Van Zee, M.D.(1)                        27,269                        0.4%
David H. Cutsforth, Jr. M.D.(1)                  19,889                        0.3%
Russell A. Dow, M.D.                             30,631                        0.5%
Douglas M. Mancino, Esq.(1)                      28,500                        0.4%
Dan Gregorie, M.D.                                   --                          --
Mark Leavitt, M.D.                                   --                          --
Jon D. Ness.(1)                                  34,000                        0.5%
Ralph Prows, M.D.(1)                             26,649                        0.4%
Kerry Barnett                                        --                          --
All directors and executive officers
of the Company as a group (1)                    272,207                       4.2%

----------------------------------------

(1) Includes shares which may be acquired on February 1, 1997 upon exercise of stock options (10,000 shares for David Goldberg, 7,000 shares for Tim Dupell and Jon Ness, 7,442 shares for Michael Bonazzola, M.D., 442 shares for Bruce Van Zee, M.D., 1,135 shares for David Cutsworth, Jr., M.D., 1,500 shares for Douglas Mancino, Esq. and 8,195 shares for Ralph Prows, M.D.). Holders exercise neither voting nor investment power over unexercised option shares.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Financial Statements, Financial Statement Schedules and Exhibits

    (1) Financial Statements

        The following financial statements of Physician Partners, Inc. are included in Part II, Item 8 of this report:

                                                                                     Page(s)
                                                                                     -------
        Report of Independent Public Accountants
        Balance Sheets - December 31, 1996 and 1997
        Statements of Operations - Years ended December 31, 1995, 1996 and 1997
        Statements of Shareholders' Equity - Years ended December 31, 1995, 1996 and 1997
        Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997

    (2) Financial Statement Schedules

        None required.

    (3) Exhibits

         2.1*   Amended and Restated Agreement and Plan of Reorganization and
                Merger, dated as of September 19, 1996, as amended on November
                4, 1996, November 29, 1996 and December 31, 1996, among
                Physician Partners, Inc., The Corvallis Clinic, PC, HealthFirst
                Medical Group, PC and Medford Clinic, PC

         3.1**  Amended and Restated Certificate of Incorporation of PPI

         3.2**  By-Laws of PPI

         3.2    Certificate of Designation

         4.1    Credit Agreement between PPI and United States National Bank of
                Oregon dated February 1, 1997, as amended on March 7, 1997 and
                August 25, 1997

        10.1**  Amended and Restated Employment Agreement, dated as of September
                19, 1996 between PPI and David M. Goldberg

        10.2**  Amended and Restated Employment Agreement, dated as of September
                19, 1996 between PPI and Tim E. Dupell

        10.3**  Amended and Restated Employment Agreement, dated as of September
                19, 1996 between PPI and Michael F. Bonazzola, M.D.

        10.4** Employment Agreement, dated as of September 19, 1996 between PPI and Jon Ness

        10.5 Employment Agreement, dated as of February 9, 1998 between PPI and Kerry Barnett

        10.6    Employment Agreement, dated as of June 1, 1997 between PPI and
                Ralph Prows

        10.7    Amended and Restated 1997 Stock Option Plan for Non-Employee
                Directors of PPI dated November 12, 1997

        10.10 Amended and Restated 1997 Stock Option Plan for Employees of PPI dated November 12, 1997

        10.11   Amended and Restated 1997 Stock Option Plan for Non- Employee
                Providers Affiliated with PPI dated November 12, 1997

        10.12** PPI Change in Control Plan, dated as of December 31, 1996

        10.13   Preferred Stock and Warrant Purchase Agreement with First Union
                Capital together with Common Stock Purchase Warrant and
                Registration Rights Agreement

        27      Financial Data Schedule

---------------------

* Previously filed connection with Registration Statement No. 333-15595 and hereby incorporated by reference

**  Previously filed and hereby incorporated by reference