Form 10-K405/A
period 1997-12-31
PHYSICIAN PARTNERS INC
filed 1998-05-05
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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


The Transactions resulted in a separation of operations of each of the Old PCs between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. Pursuant to the Merger, the physician practice management business, along with substantially all of the assets and liabilities of the Old PCs (including cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments) became the assets and liabilities of PPI. The New PCs are responsible for providing medical services and incur the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had nominal value, include the employment agreements between each Old PC and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.


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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Stockholders of PPI was held on January 28, 1998. Three Class 1 Directors, Tim E. Dupell, Michael F. Bonazzola, M.D. and Mark Leavitt, M.D., were elected to the Board of Directors of PPI at such meeting. The term of the new directors commences on January 28,1998 and expires at the annual meeting of stockholders to be held in 2000. David M. Goldberg, M.H.A., Bruce E. Van Zee, M.D., David H. Cutsforth, Jr., M.D., Russell A. Dow, M.D., Frederick W. Eubank, II, Douglas M. Mancino, Esq. and Dan Gregorie, M.D. continued as directors after the 1997 Annual Meeting of Stockholders. The following chart tabulates the number of votes cast for and against each director nominated for election at such Annual Meeting; there were no abstentions.

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


In exchange for providing management services under the Management Agreement, and certain facilities and equipment to the managed clinics, PPI is reimbursed for all managerial costs and expenses ("Manager's Expenses") incurred by PPI and is paid a management fee. The management fee is 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses. PPI has a Management Agreement with each of the three New PCs, i.e., HealthFirst Medical Group, PC, Medford Clinic, PC and The Corvallis Clinic, PC.


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

RESULTS OF OPERATIONS


Reorganization costs of $0.7 million in the year ended December 31, 1997 and $4.3 million in the period ended December 31, 1996 were incurred to complete the Transactions. These costs consisted of legal, accounting and printing expenses and will not continue after 1997. Corporate costs of $2.8 million and $0.7 million in 1997 and 1996, respectively, consisted of the Salaries, Wages and Benefits of PPI management, outside professional expenses, and the operating expenses of the corporate office. These costs will increase in 1998 as PPI continues to build its management team.


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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity


Working capital increased from a $0.1 million deficit at December 31, 1996 to a surplus of $0.9 million at December 31, 1997 which is due to the assumption of the Old PCs' assets and liabilities on February 1, 1997. Based on the pro forma December 31, 1996 balance sheet, working capital increased $9.8 million to a $0.9 million surplus from an $8.9 million deficit at December 31, 1996. The increase is due to a construction loan classified as short-term at December 31, 1996 being converted to long-term debt in the second quarter 1997 and the use of the proceeds from the sale of preferred stock to reduce current liabilities. Cash flows from operations used $4.3 million in the year ended December 31, 1996 and used $4.1 million in the year ended December 31, 1997. The use of funds in the year ended December 31, 1997 is primarily due to the net increase in the Receivable from New PCs of $3.0 million and the $2.5 million decrease in accrued compensation which were partially offset by an increase in drafts payable. The decrease in accrued compensation is due to funding the 1996 employer's portion of HealthFirst's and Medford's defined contribution plans with proceeds from the sale of preferred stock to First Union (see subsequent section - "Redeemable Preferred Stock").


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

Line of Credit


The Transactions resulted in PPI assuming all debt obligations of the Old PCs. The Old PCs previously had separate lines of credit with an aggregate $5.5 million limit. In February 1997, the individual lines of credit were consolidated into one operating line of credit with a $7.5 million limit made available by U.S. Bank of Oregon. In August 1997, the line of credit was increased to $15.0 million in anticipation of potential acquisitions. PPI, at it's discretion, may make borrowings at prime rate or in $0.5 million increments at LIBOR plus LIBOR margin. At December 31, 1997, $5.5 million was outstanding under the line of credit with an effective interest rate of 8.5%. The line has an annual commitment fee on the unused portion of .375%. The line of credit contains certain covenants which among other things, require PPI to meet certain financial obligations. PPI was not in compliance with those covenants at December 31, 1997. However, subsequent to year-end the Bank agreed to waive the covenant violations for the year ended December 31, 1997. At December 31, 1997, PPI had approximately $9.5 million available under the operating line of credit.


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


The warrant was valued at $6.1 million at July 10, 1997. The value was based on probability factors assigned to the various share amounts which may be issued and the fair market value per share. The warrants and preferred stock are being accreted up to their fair market value to the earliest potential redemption date. At December 31, 1997 the value of the warrants approximates the redemption value at June 30, 1998. The preferred stock was valued at $8.6 million at July 10, 1997. The preferred stock is being accreted up to its redemption value of $15.0 million by June 30, 1998. Accordingly, $3.2 million of accretion has been charged to Retained Earnings in 1997.

Of the available proceeds (net of $0.3 million of transaction costs) $13.3 million were used during the year ended December 31, 1997 to retire debt of $9.9 million and fund accrued pension contributions of $3.4 million assumed by PPI in the Transactions. The retirement of debt will reduce future interest expense and principal payments.

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


                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)



                                Class A
                              Common Stock                               Unamortized        Note
                           ------------------    Treasury   Additional     Value of      Receivable
                              Number              Stock,      Paid in      Restricted        from       Accumulated
                            of Shares   Amount    at Cost     Capital     Stock Awards   Stockholders    Deficit       Total
                            ---------   ------   --------   ----------   ------------   ------------   -----------   -------
    Issuance of common
      stock                   138,000       1        --            746             --             --            --       747
    Stock subscription
      receivable                   --      --        --             --             --            (51)           --       (51)
    Reorganization costs
      incurred by
      Founding Clinics             --      --        --          4,262             --             --            --     4,262
    Net loss                       --      --        --             --             --             --        (4,955)   (4,955)
                            ---------    ----    --------   ----------   ------------   ------------   -----------   -------
BALANCE, December 31,
  1996                        138,000       1        --          5,008             --            (51)       (4,955)        3
    Contribution of old
      PC net assets         6,337,607      63        --          4,786         (1,192)          (974)           --     2,683
    Retirement of common,
      stock                    (3,000)     --        --             --             --             --            --        --
    Forfeiture of common
      stock                   (36,911)     --        --           (168)           111             --            --       (57)
    Repurchase of common
      stock                        --      --      (748)            --             --             71            --      (677)
    Repayment of stock
      subscription                 --      --        --             --             --            218            --       218






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

                            PHYSICIAN PARTNERS, INC.


                             STATEMENT OF CASH FLOWS

       FOR THE PERIOD FROM INCEPTION (JUNE 20, 1996) TO DECEMBER 31, 1996

                      AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)



                                                                              1996        1997
                                                                            -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $(4,955)     $   134
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
  Compensation expense for stock issued to officers and directors               693           --
      Depreciation and amortization                                              --        4,550
      Provisions for Receivables from New PCs                                    --        1,000
      Deferred tax benefit                                                       --       (1,491)
      Equity in income of affiliates                                             --         (726)
      Changes in operating assets and liabilities (excluding assets and liabilities assumed by Physician Partners, Inc.):
          Patient accounts receivable, net                                       --          160
          Healthcare and other receivables                                       --       (1,216)
          Receivables from New PCs                                               --       (3,979)
          Inventories of drugs and supplies                                      --          (83)
          Prepaid expenses and deposits                                          --         (621)
          Other assets                                                           --          229
          Drafts payable                                                         --        1,872
          Accounts payable and accrued expenses                                  --         (584)
          Accrued healthcare costs                                               --          219
          Deferred revenue                                                       --         (102)
          Accrued compensation and related expenses                              --       (2,463)
          Deferred compensation and other                                        --         (637)
          Other liabilities                                                      --         (322)
                                                                            -------      -------
          Net cash provided by (used in) operating activities                (4,262)       (4,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (98)      (2,554)
  Proceeds from investments                                                      (7)         440
                                                                            -------      -------
          Net cash used in investing activities                                (105)      (2,114)

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

    On February 1, 1997, as a result of the Merger, PPI succeeded to the assets and liabilities of the Old PCs. The book value of the Old PCs' assets and liabilities, including $1,400 of cash, at January 31, 1997 are presented below:
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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  NET REVENUES:


                                             Corvallis     HealthFirst     Medford    Combined
                                             ---------     -----------     -------    --------
Net Clinic revenue                             $39,244        $58,187       $42,261    $139,692
Less:
  Manager's expenses                            28,788         43,387        30,442     102,617
                                               -------        -------       -------    --------
Adjusted revenue                                10,456         14,800        11,819      37,075
                                                   X16%           X16%          X16%        X16%
                                               -------        -------       -------    --------
Management fee                                   1,673          2,368         1,891       5,932
Reimbursement of manager's
  expenses                                                                              102,617
                                                                                       --------
Net revenues                                                                           $108,549
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
                                                     ======

Direct Financing Lease Obligations


In June of 1995, Corvallis contributed land, buildings, construction in process and related notes payable to HealthCare Partners, LLC (Note 16). At the date of transfer, Corvallis entered into 30-year lease agreements for the Asbury, Aumann and other buildings and a 5-year lease agreement for the Albany building. Monthly rental payments under these leases are $184. The assets were sold under a sale/leaseback arrangement and, therefore, this was accounted for as a financing transaction wherein the assets remain on Corvallis' books and continue to be depreciated. Corvallis recorded a direct financing lease obligation for cash received and obligations assumed by the LLC as part of the transaction which was assumed by PPI at February 1, 1997. The liability for this lease obligation was $13,922 at December 31, 1997.


Scheduled principal payments at December 31, 1997 are as follows.

               1998          $242
               1999           266
               2000           287
               2001           244
               2002           810
            Thereafter     12,073
                           ------
                           13,922
                           ======


In May 1996, HealthFirst sold three facilities to HealthFirst Properties LLC (Note 16) under a sale/leaseback arrangement. The facilities were sold for $12,550, of which $11,550 is due in the form of an 8% interest-bearing note receivable due in monthly installments through April 2016. The remainder was received in cash. The transaction was accounted for as a financing, wherein the property and related debt remains on Healthfirst's books and will continue to be depreciated. A financing obligation representing the proceeds of $1,000 has been recorded and will be reduced based on payments under the lease. As sales proceeds are received from the LLC, they will be credited to a financing obligation, and amortized as a reduction of operating expenses over the remaining life of the lease. The amount owed on the financing obligation at December 31, 1997 was $894 of which $8 is due within one year. The lease has a term of 20 years and requires minimum annual rental payments of $1,318 in 1998, 1999, 2000, 2001 and 2002 and $17,680 thereafter. PPI assumed the financing lease obligation and the lease payments at February 1, 1997.


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

A director of the Company purchased 27,000 shares of PPI Class A common stock for $51. The price paid for the shares was based upon an independent appraisal. However, the estimated fair value of these shares for accounting purposes exceeded the purchase price by $99 and this amount was recognized as compensation expense in 1996.

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

9.  STOCK OPTION PLANS:

The reorganization plan included various stock option plans for PPI employees and directors, as well as providers employed by the new PCs. These plans have reserved a total of 2,500,000 shares of PPI Class A common stock for issuance under the plans. As of December 31, 1997 a total of 1,667,710 options had been granted, which had a weighted average fair value of $2.17. During 1997, 35,000 options with a weighted average exercise price of $7.20 were forfeited and no options were exercised.

The Company applies APB No. 25 and related Interpretations in accounting for the plans. For SFAS No. 123 purposes, the fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: Dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6%, expected life of six years. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net loss per share for the years ended December 31, 1996 and 1997, would have increased as reflected in the following pro forma amounts:

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

    Bonus Compensation Plan - Former HealthFirst Shareholders

    In February 1996, HealthFirst established a bonus compensation plan for eligible Shareholders. Employees are vested after five years of employment with credit for price service. A substantial portion of the employees were fully vested as of December 31, 1996. The total payout of approximately $5,250 will be over a period of eight years. PPI is accruing for the estimated present value of the bonus compensation over the estimated period of the employees' active employment from the date the contract was signed until the date they are fully vested. PPI assumed the liability at February 1, 1997. The amount accrued at December 31, 1997 is $3,357, of which $589 is included in current liabilities and the remainder is included in deferred compensation.

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

On July 10, 1997, PPI and First Union Capital Partners, Inc. (First Union) entered into the Preferred Stock and Warrant Purchase Agreement (the Purchase agreement). Pursuant to the Purchase Agreement, First Union purchased from PPI, for a total purchase price of $15,000 (i) 15,000 shares of Series B
Cumulative Redeemable Preferred Stock of PPI (Preferred Shares) and (ii) a Common Stock Purchase Warrant (the Warrant) to purchase up to 1,799,893 shares (the Warrant Shares) of Class B Common Stock of PPI at an exercise price of $.01 per share. The Preferred Shares rank senior to all other classes of capital stock of PPI as to liquidation, dividends, redemptions and any other payment of distribution with respect to capital stock. Any portion of the Preferred Shares may be redeemed at any time at a price equal to $1,000 per share plus accrued and unpaid dividends, which accrue at the annual rate of 9%, provided that all Preferred Shares must be redeemed by June 30, 2005 or earlier upon the occurrence of certain enumerated events (including change in control of PPI, public offering by PPI, failure of PPI to meet certain financial covenants or a material breach under the Purchase Agreement).

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

This transaction has been accounted for as a financing due to the continuing involvement of Corvallis in the assets through its ownership interest in the limited liability company. Accordingly, the contributed property remains as an asset of Corvallis. The debt at the transaction date, together with the cash received for the excess value of the contributed net assets, has been included in the related financing obligations (Note 6).

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

FREDERICK W. EUBANK, II joined PPI as a Director in 1997. Mr. Eubank earned a Bachelor of Science degree in Business Administration from the Wake Forest University School of Business in Accountancy in 1986. In 1993, Mr. Eubank graduated with honors from the executive program at Duke University's Fuqua School of Business where he earned a Master of Business Administration degree. Mr. Eubank joined First Union Corporation in 1986 and was an Assistant Vice President in the Specialized Industries Group before joining First Union Capital Partners in 1989.

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

RALPH PROWS, M.D. joined PPI as a Senior Vice President and concurrently serves as Chief Executive Officer of the Corvallis Clinic, PC. Dr. Prows received his medical degree from Tulane University and completed specialty training at Ochsner Foundation Hospital in New Orleans. He is Board Certified in Internal Medicine. Dr. Prows had been the Corvallis Clinic's Medical Director since 1993 and was responsible for physician recruitment, clinical quality assurance and utilization management. Prior to joining the Corvallis Clinic, he served for seven years as Senior Vice President for Medical Affairs for Central Massachusetts Health Care, a 100,000 member non-profit health maintenance organization. Dr. Prows has also served on the Board of Directors of the Unified Medical Group Association (now the American Medical group Association).

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

ITEM 11: EXECUTIVE COMPENSATION


The following table summarizes the annual and long-term compensation of the Company's Chief Executive Officer and the five highest paid executive officers for 1997, 1996 and 1995.



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

(5) Amounts represent matching contributions from the New PC's defined contribution plans to Tim Dupell and Ralph Prows from the Corvallis Clinic, PC , to Michael Bonazzola from Medford Clinic, PC, and to Jerald Erstgaard from HealthFirst Medical Group, PC. See Note 11 in the accompanying audited Financial Statements of the Company.



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

FISCAL YEAR END OPTION VALUES


PPI's common stock is not publicly traded, therefore, the basis of the option valuation is the price of the Common stock as of July 10, 1997, the last date of valuation in the year ending December 31, 1997. No options were exercised in 1997 by any named executive officer. The following table details information concerning the value of unexercised stock options held by each named executive officer. The value of the unexercised options reflect the increase in the granted value of the Company's Common Stock on the date of the grant through the last date of stock valuation on July 10, 1997. As of July 10, 1997, PPI's Common Stock was valued at $8.00 per share. The value actually realized upon the future exercise of options by the named executive officers will depend on the value of the Company Common Stock at the time of exercise.


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

         3.1*   Amended and Restated Certificate of Incorporation of PPI

         3.2*   By-Laws of PPI

         3.2**  Certificate of Designation

         4.1**  Credit Agreement between PPI and United States National Bank of
                Oregon dated February 1, 1997, as amended on March 7, 1997 and
                August 25, 1997

        10.1*   Amended and Restated Employment Agreement, dated as of September
                19, 1996 between PPI and David M. Goldberg

        10.2*   Amended and Restated Employment Agreement, dated as of September
                19, 1996 between PPI and Tim E. Dupell

        10.3*   Amended and Restated Employment Agreement, dated as of September
                19, 1996 between PPI and Michael F. Bonazzola, M.D.

        10.4* Employment Agreement, dated as of September 19, 1996 between PPI and Jon Ness

        10.5** Employment Agreement, dated as of February 9, 1998 between PPI and Kerry Barnett

        10.6**  Employment Agreement, dated as of June 1, 1997 between PPI and
                Ralph Prows

        10.7**  Amended and Restated 1997 Stock Option Plan for Non-Employee
                Directors of PPI dated November 12, 1997

        10.10** Amended and Restated 1997 Stock Option Plan for Employees of PPI dated November 12, 1997

        10.11** Amended and Restated 1997 Stock Option Plan for Non- Employee
                Providers Affiliated with PPI dated November 12, 1997

        10.12*  PPI Change in Control Plan, dated as of December 31, 1996

        10.13** Preferred Stock and Warrant Purchase Agreement with First Union
                Capital together with Common Stock Purchase Warrant and
                Registration Rights Agreement

        27**    Financial Data Schedule

---------------------

* Previously filed in connection with Registration Statement No. 333-15595 and hereby incorporated by reference

**  Previously filed and hereby incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Physician Partners, Inc.
                                            (Registrant)

                                         By /s/ David M. Goldberg
                                            ------------------------------------
                                            David M. Goldberg
                                            President, Chief Executive Officer
                                            and Director

                                            3/30/98


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ David M. Goldberg                By /s/ Tim E. Dupell, C.P.A.
    -----------------------------------     ------------------------------------
    David M. Goldberg                       Tim E. Dupell, C.P.A.
    President, Chief Executive Officer      Senior Vice President, Chief
    and Director                            Financial Officer and Director

    3/30/98                                 3/30/98

By  /s/ Michael F. Bonazzola, M.D.       By /s/ Bruce E. Van Zee, M.D.
    -----------------------------------     ------------------------------------
    Michael F. Bonazzola, M.D.              Bruce E. Van Zee, M.D.
    Senior Vice President, Chief Medical    Chairman of the Board and
    Officer and Director                    Director

    3/30/98                                 3/30/98

By  /s/ David H. Cutsforth Jr., M.D.     By /s/ Russel A. Dow, M.D.
    -----------------------------------     ------------------------------------
    David H. Cutsforth Jr., M.D.            Russel A. Dow, M.D.
    Director                                Director

    3/30/98                                 3/30/98


By  /s/ Douglas M. Mancino, Esq.
    -----------------------------------
    Douglas M. Mancino, Esq.
    Director

    3/30/98