Form 10-Q
period 1998-03-31
PHYSICIAN PARTNERS INC
filed 1998-05-15
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED MARCH
                                    31, 1998.


                         COMMISSION FILE NO.: 333-15595

                            PHYSICIAN PARTNERS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                       93-1217068
----------------------------------------               ------------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER ID NO.)
     INCORPORATION OR ORGANIZATION)


  111 SW COLUMBIA STREET, SUITE 725
     PORTLAND, OREGON                                            97201
----------------------------------------               ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (503) 224-2249
                                                       ------------------------

                                    NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. YES _ X _ NO _ _ _


As of May 13, 1998, 6,458,196 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding.

                            PHYSICIAN PARTNERS, INC.

                                 BALANCE SHEETS

             AS OF MARCH 31, 1998 (Unaudited) AND DECEMBER 31, 1997
                (All dollar amounts are expressed in thousands)

                                                                    MARCH 31,  DECEMBER 31,
                             ASSETS                                   1998         1997
                                                                    ---------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $ 1,967     $  1,761
  Restricted investments                                                 250          250
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of  $10,636 and $10,591
    at March 31, 1998 and December 31, 1997, respectively             17,911       17,094
  Healthcare and other receivables                                     6,220        5,702
  Inventories of drugs and supplies                                      471          408
  Prepaid expenses and deposits                                        1,555        1,405
                                                                     -------      -------
         Total current assets                                         28,374       26,620

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $26,311 and $25,063 at March 31, 1998
   and December 31, 1997, respectively                                42,757       42,992
OTHER ASSETS:
  Receivables from New PCs, net of allowance of $1,000                 3,654        2,979
  Investment in affiliates                                             1,177        1,003
  Other                                                                  215          237
                                                                     -------      -------
         Total assets                                                $76,177      $73,831
                                                                     =======      =======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Line of credit                                                   $   7,522      $ 5,460
  Current portion of long-term debt and capital and direct             1,103        1,112
    financing lease obligations
  Drafts payable                                                       2,425        3,026
  Accounts payable and accrued expenses                                3,313        4,001
  Accrued healthcare costs                                             5,345        6,565
  Accrued compensation and related expenses                            7,024        5,079
  Deferred revenue                                                       488          488
                                                                     -------      -------
         Total current liabilities                                    27,220       25,731

DIVIDENDS PAYABLE                                                        973          635
LONG-TERM DEBT, net of current portion                                 7,942        8,177
CAPITAL AND DIRECT FINANCING LEASE OBLIGATION, net of
  current portion                                                     17,745       17,841

DEFERRED COMPENSATION AND OTHER                                        5,187        4,899
REDEEMABLE PREFERRED STOCK AND RELATED WARRANT                        19,512       17,910
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock:
  Class A - Voting; $0.01 par value; 20,000,000 shares
    authorized; 6,445,696 and 6,435,696 shares issued and
    outstanding at March 31, 1998 and December 31, 1997,                  64           64
    respectively
  Treasury stock, at cost                                               (748)        (748)
  Additional paid in capital                                           9,626        9,626
  Accumulated deficit                                                 (9,784)      (8,661)
  Notes receivable from stockholders                                    (709)        (736)
  Unamortized value of restricted stock awards                          (851)        (907)
                                                                     -------      -------
         Total stockholders' equity (deficit)                         (2,402)      (1,362)
                                                                     -------      -------
         Total liabilities and stockholders' equity (deficit)        $76,177      $73,831
                                                                     =======      =======

      The accompanying notes are an integral part of these balance sheets.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
         (All dollar amounts are expressed in thousands, except earnings per share amounts)

                                   (Unaudited)


                                                       Three months ended March 31,
                                                       ----------------------------
                                                           1998          1997
                                                         --------      --------
REVENUES:
Reimbursement of manager's expenses                      $ 28,465      $ 17,374
Management fee                                              1,879         1,086
                                                         --------      --------
Net revenues                                               30,344        18,460

OPERATING EXPENSES:
Clinic salaries, wages and benefits                        12,034         7,617
Purchased medical services                                  5,774         3,305
Medical and office supplies                                 4,518         2,495
General and administrative expenses                         3,070         2,007
Lease and rent expense                                        953           637
Depreciation and amortization                               1,296           762
Corporate costs                                             1,081           228
                                                         --------      --------
Total operating expenses                                   28,726        17,051
                                                         --------      --------
Operating income                                            1,618         1,409

OTHER INCOME (EXPENSE):
Reorganization costs                                           --          (544)
Interest income                                                68            --
Interest expense                                             (868)         (551)
                                                         --------      --------
Net income before provision for income taxes                  818           314
                                                         --------      --------
PROVISION FOR INCOME TAXES                                     --            --
                                                         --------      --------
NET INCOME                                               $    818      $    314

ACCRETION FOR PREFERRED STOCK                               1,603            --

PREFERRED STOCK DIVIDENDS                                     338            --
                                                         --------      --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS      $ (1,123)     $    314
                                                         ========      ========

EARNINGS (LOSS) PER SHARE - Basic                        $  (0.17)     $   0.07
                                                         ========      ========
EARNINGS (LOSS) PER SHARE - Diluted                      $  (0.17)     $   0.07
                                                         ========      ========


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                                   Three months ended March 31,
                                                                        1998        1997
                                                                     ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $   818      $  314
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Depreciation and amortization                                     1,296         762
      Loss on disposal of property, plant and equipment                     8          --
      Equity in income of affiliates                                     (174)       (114)
      Changes in operating assets and liabilities (excluding
        asset and liabilities assumed by Physician Partners, Inc):
          Patient accounts receivable, net                               (817)         28
          Healthcare and other receivables                               (518)       (869)
          Receivables from New PCs                                       (675)       (537)
          Inventories of drugs and supplies                               (63)       (132)
          Prepaid expenses and deposits                                  (150)         61
          Other assets                                                     22        (151)
          Drafts payable                                                 (601)       (331)
          Accounts payable and accrued expenses                          (688)       (576)
          Accrued healthcare costs                                     (1,220)        254
          Accrued compensation and related expenses                     1,944         538
          Deferred compensation and other long term liabilities           288        (190)
                                                                       ------      ------
             Net cash used in operations                                 (530)       (943)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (1,013)       (162)
                                                                       ------      ------
         Net cash used in investing activities                         (1,013)       (162)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings under line of credit agreement           2,062         450
  Principal payments on long-term debt and direct
    financing lease obligation                                           (340)       (390)
  Proceeds from repayments of notes receivable from
    stockholders                                                           27          19
  Reorganization costs funded by New PCs                                   --         342
  Cash assigned to Physician Partners, Inc. in merger                      --       1,358
                                                                       ------      ------
         Net cash provided by financing activities                      1,749       1,779

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 206         674

CASH AND CASH EQUIVALENTS, beginning of period                          1,761           4

CASH AND CASH EQUIVALENTS, end of period                               $1,967      $  678
                                                                       ======      ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $  867      $  526
  Cash paid for income taxes                                               --          --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                           1998       1997
                                                                        ---------   --------
Accretion for preferred stock                                           $  1,603       --
Preferred stock dividends                                                    338       --


On February 1, 1997, as a result of the merger, PPI succeeded to the assets and liabilities of the Old PCs.
The book value of the Old PCs assets and liabilities, including $1,400 of cash, at January 31, 1997 are presented below:

Current assets                                                                       $23,769
Property, plant and equipment                                                         44,722
Other long-term assets                                                                 1,597
Current liabilities                                                                   28,777
Long-term liabilities                                                                 38,975
Contributed equity                                                                     2,336



        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                              AS OF MARCH 31, 1998
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                          Class A                              Unamortized      Note
                                                         Treasury  Additional   Value of     Receivable
                                      Number              Stock,     Paid in    Restricted      From      Accumulated
                                   of Shares    Amount    at Cost    Capital   Stock Awards  Stockholders    Deficit      Total
                                   ----------  --------  --------  ---------- -------------  -----------  -----------  ---------
BALANCE,
   December 31, 1997               6,435,696     $64      $(748)    $9,626        $(907)       $(736)      $(8,661)     $(1,362)
Issuance of common stock              10,000      --         --         --           --           --            --           --
Preferred stock dividends                 --      --         --         --           --           --          (338)        (338)
Accretion on preferred stock              --      --         --         --           --           --        (1,603)      (1,603)
Amortization of stock awards              --      --         --         --           56           --            --           56
Repayment of stock subscription           --      --         --         --           --           27            --           27
Net income                                --      --         --         --           --           --           818          818
                                   ---------     ---       ----      -----         ----         ----        ------      -------
BALANCE, March 31, 1998            6,445,696     $64      $(748)    $9,626        $(851)       $(709)      $(9,784)     $(2,402)
                                   =========     ===       ====      =====         ====         ====        ======      =======


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1998
                 (All dollar amounts are expressed in thousands,
                       except earnings per share amounts)




1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of Physician Partners, Inc. ("PPI"), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in PPI's filing under Form 10-K for the period ended December 31, 1997.


2.   NET REVENUES:

The following represents amounts included in the determination of net revenue for the three months ended March 31, 1998:

                                          Corvallis     HealthFirst         Medford      Combined
                                          ---------     -----------         -------      --------
Net Clinic Revenue                           11,362          16,875          11,972        40,209
Less:  Manager's Expenses                     7,960          11,853           8,652        28,465
                                              -----          ------           -----        ------
Adjusted Revenue                              3,402           5,022           3,320        11,744
                                              X 16%           X 16%           X 16%         X 16%
                                              -----           -----           -----         -----
Management Fee                                  544             804             531         1,879
Reimbursement of Manager's
  Expenses                                                                                 28,465
                                                                                           ------
PPI Net Revenue                                                                            30,344
                                                                                           ======

3.  INCOME TAXES:

During the three months ended March 31, 1998, PPI reversed a portion of the valuation reserve against the deferred tax assets. Therefore, the current period tax provision will be offset by a tax benefit recognized upon the reversal of the valuation allowance resulting in no net tax provision being reflected in the accompanying statement of operations.

4.  EARNINGS PER SHARE:

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


                                                         Three months ended March 31,
                                                             1998             1997
                                                         -----------      ----------
EARNINGS:
Net income (loss) applicable to common stockholders      $    (1,123)     $      314
                                                         ===========      ==========

SHARES:
    Weighted average shares outstanding for basic          6,438,470       4,469,500
      EPS
    Stock Option and warrant dilution (1)                         --              --
                                                         -----------      ----------
    Weighted average shares for diluted EPS                6,438,470       4,469,500
                                                         ===========      ==========

Basic EPS                                                $     (0.17)     $     0.07
                                                         ===========      ==========

Diluted EPS                                              $     (0.17)     $     0.07
                                                         ===========      ==========


(1) The effect of potential common stock equivalents is excluded from the dilutive calculation for the period ended March 31,1998 as its effect would be antidilutive.

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by PPI.


OVERVIEW

Physician Partners, Inc. ("PPI' or "Company") is a physician practice management ("PPM") company that operates primary care and multi-specialty clinics in the Pacific Northwest. PPI was incorporated in June 1996 in connection with certain reorganization and merger transactions (the "Transactions") among Medford Clinic, PC ("Old Medford"), HealthFirst Medical Group, PC ("Old HealthFirst"), The Corvallis Clinic, PC ("Old Corvallis" and, together with Old Medford and Old HealthFirst, referred to herein, collectively as the "Old PCs"), and PPI, which Transactions were consummated on February 1, 1997.

The Transactions resulted in a separation of operations of each of the Old PCs between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were organized into newly formed professional corporations (New PCs). Pursuant to the Merger, the physician practice management business, along with substantially all of the assets and liabilities of the Old PCs (including cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments) became the assets and liabilities of PPI. The New PCs are responsible for providing medical services and incur the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had nominal value, include the employment agreements between each Old PC and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

As an integral part of the Transactions, PPI and each of the New PCs entered into a 40-year management agreement (the "Management Agreement") whereby PPI provides physician practice management services to the New PCs. PPI provides, among other things, management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and a management fee equal to 16% of net revenues relating to services provided by the New PCs less Manager's Expenses. PPI has a Management Agreement with each of the three New PCs, i.e., HealthFirst Medical Group, PC, Medford Clinic, PC and The Corvallis Clinic, PC.

The Chairman of the PPI Board of Directors appointed a Special Practice Management Committee ("Special Committee") of the PPI Board of Directors ("Board") consisting of Mark Leavitt, Dan Gregorie, Doug Mancino, Tim Dupell, and David Goldberg (none of whom are physicians employed by the New PCs). The Special Committee was formed to examine the appropriate level of management fee based upon the Company's and the New PCs' financial results in 1997 and for the three months ended March 31, 1998 and to make an appropriate recommendation to the Board. The Special Committee examined the financial performance of the Company and the New PCs and concluded that a management fee percentage of 14% was appropriate based upon the inability of the New PCs to cover the 16% fee in 1997 and 1998. The Special Committee recommended to the Board to reduce the management fee from 16% to 14% effective January 1, 1998. The Board voted unanimously to accept the Special Committee's recommendation pending approval by the New PCs' Boards of Directors, and the receipt of consents from First Union Capital Partners and U.S. National Bank. The reduction in the management fee percentage to 14% would reduce net income and increase net loss applicable to common shareholders for the three months ended March 31, 1998 by $235 to $583 and $(1,358), respectively, and increase the loss per share to $(0.21).

The three New PCs have 24 clinical delivery sites and employ approximately 300 providers. PPI's strategy is to pioneer innovative health care delivery into the 21st century as a leading primary care-based multi-specialty group PPM. PPI endeavors to deliver high quality healthcare by involving physicians at every level of the organization. The majority of PPI's common stock is owned by physicians and the Board of Directors maintains a physician majority.

To increase revenues, PPI is working with the New PCs to recruit additional physicians, merge other physician groups in the area into the New PCs, and aid in the negotiation of managed care contracts. PPI is working on initiatives anticipated to reduce PPI's Manager's Expenses through regional purchasing and insurance contracts and through the consolidation of various services. PPI intends to expand its presence in the Pacific Northwest through acquisitions of physician groups in new areas.

YEAR 2000

The Year 2000 issue is a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. In 1997, PPI began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.


RESULTS OF OPERATIONS

Three Months ended March 31, 1998
The reimbursement of Manager's Expenses increased $11.1 million, or 63.8%, to $28.5 million in the three month period ended March 31, 1998 from $17.4 million in 1997. This increase, as well as the increase in management fees and operating expenses, is the result of a three month operating period in 1998 as compared to only two months of operating activity in the period ended March 31, 1997. As previously discussed, the merger of the Old PCs with and into PPI became effective February 1, 1997.

Corporate costs consist of all salaries, wages and benefits of PPI management, outside professional expenses, and operating expenses of the corporate office. The $0.9 million increase to $1.1 million in 1998 from $0.2 million in 1997 is primarily due to a 200% increase in staff and an increase in outside professional services (i.e. legal, accounting and recruiting). The growth in corporate personnel has enabled the corporate office to enhance services provided to the New PCs. Corporate costs are expected to continue to increase in 1998 as PPI is anticipating the expansion of its management team.

Reorganization costs of $0.5 million in the three months ended March 31, 1997 consisted of legal, accounting, and printing expenses that were incurred as a result of the Transactions. Reorganization costs will not be incurred in 1998.

Accretion of preferred stock of $1.6 million and preferred stock dividends of $0.3 million in the three months ended March 31, 1998 is the result of the Preferred Stock and Warrant Purchase Agreement entered into with First Union Capital Partners on July 10, 1997. The preferred stock will be accreted up to its redemption value of $15.0 million by June 30, 1998.


PRO FORMA INFORMATION

As previously discussed, the merger of Old PCs with and into PPI became effective February 1, 1997. Substantially all of the assets and liabilities of the old PCs were transferred to PPI as a result of the merger. Also, an integral part of the merger is a Management Agreement that calls for PPI to provide physician practice management services to the three New PCs. The actual results reflect only two months of post merger operating activities in the first quarter of 1997. The table below summarizes the unaudited pro forma financial information for the three months ended March 31, 1997 as compared to financial results for the three month period ended March 31, 1998. The pro forma income statement information is presented as if the merger had taken place on January 1, 1997.

                Summarized Unaudited Pro Forma Income Statements
           (all amounts are in thousands, except earnings per share):


                                                 For the three months ended
                                                          March 31,
                                                     1998           1997
                                                  --------       --------
REVENUES:
   Reimbursement of manager's expenses            $ 28,465       $ 26,323
   Management fee                                    1,879          1,529
                                                  --------       --------
     Net revenue                                    30,344         27,852

OPERATING EXPENSES:
   Clinic salaries, wages and benefits              12,034         11,619
   Purchased medical services                        5,774          4,881
   Medical and office supplies                       4,518          3,958
   General and administrative expenses               3,070          2,951
   Lease and rent expense                              953            936
   Depreciation and amortization                     1,296          1,153
   Corporate costs                                   1,081            319
                                                  --------       --------
     Total operating expenses                       28,726         25,817
     Total operating income                          1,618          2,035

Other income (expenses)                               (800)          (825)

Net income before provision for income taxes           818          1,210
Provision for income taxes                              --             --
                                                  --------       --------
Net income                                             818          1,210



The pro forma financial information for the period ended March 31, 1997 has been prepared by PPI based on the historical financial statements of the Old PCs. The pro forma income statements reflect the following adjustments:

a. Elimination of net revenues of the Old PCs from providing medical services as revenues were retained by the New PCs for the period ended March 31, 1997.

b. Elimination of historic costs for provider compensation and benefits as such costs are the responsibility of the New PCs for the period ended March 31, 1997.

c. Addition of the revenues to be earned by PPI under the terms of the Management Agreement for the period ended March 31, 1997.

d. PPI's corporate overhead costs in 1997 were adjusted to include the costs incurred in January 1997.

e.  Elimination of nonrecurring costs related to the Transactions.



The pro forma income statement may not be indicative of actual results if the Transactions had occurred on the dates indicated or which may be realized in the future.

PRO FORMA RESULTS:

Three months ended March 31,1998 compared to three months ended March 31,1997 The $2.2 million increase in the reimbursement of Manager's Expenses to $28.5 million in the three months ended March 31, 1998 from $26.3 million in 1997 is mainly the result of increases in medical and office supplies and purchased medical services. Purchased medical services increased $0.9 million, or 18.4%, to $5.8 million for the three months ended March 31, 1998 from $4.9 million in the comparable period in 1997. This growth is primarily the result of an increase in capitated lives in the various managed care plans and higher utilization. The $0.5 million increase in medical and office supplies to $4.5 million in the three months ended March 31, 1998 from $4.0 million in 1997 is attributable to the additional use of internally provided services resulting from an increase in production and managed care lives.

Corporate costs increased $0.8 million, or 267%, to $1.1 million in the three months ended March 31, 1998 from $0.3 million in the comparable period in 1997. The increase is primarily due to a 200% increase in staff and an increase in outside professional services (i.e. legal, accounting and recruiting). The growth in corporate personnel has enabled the corporate office to enhance services provided to the New PCs. Corporate costs are expected to continue to increase in 1998 as PPI is anticipating the expansion of its management team.

The $0.4 million increase in management fees to $1.9 million for the three months ended March 31, 1998 compared to $1.5 million in 1997 is due to an increase in the New PCs' revenues partially offset by the increase in Manager's Expenses.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Working capital increased from $0.9 million at December 31, 1997 to $1.2 million at March 31, 1998 which is mainly attributable to increases in accounts receivable and healthcare and other receivables, offset by increases in the line of credit and accrued compensation. Cash flows from operations used $0.5 million in the quarter ended March 31, 1998 as compared to $0.9 million in the quarter ended March 31, 1997. The use of funds in the quarter ended March 31, 1998 is mainly due to increases in the various receivables and a decrease in accrued healthcare costs, slightly offset by increases in accrued compensation and deferred compensation and other long-term liabilities.

At March 31, 1998, PPI had approximately $2.0 million in cash and cash equivalents and $7.5 million available under its operating line of credit with U.S. National Bank of Oregon (the "Bank"). PPI believes that the cash and cash equivalents, combined with the line of credit and cash flows from operations, are sufficient to meet PPI's planned capital expenditures and working capital needs for the next 12 months.

Capital Expenditures
Capital expenditures in the quarter ended March 31, 1998 were $1.0 million. Capital expenditures during 1998 consist mainly of purchases of medical and office equipment and information systems. Capital expenditures in 1998 could increase if certain investments are made in ancillary services.

Line of Credit
At March 31, 1998, $7.5 million was outstanding under the line of credit with an effective interest rate of 8.5%. PPI, at discretion, may make borrowings at prime rate or in $0.5 million increments at LIBOR plus LIBOR margin. The line of credit has an annual commitment fee on the unused portion of .375%. The line of credit contains certain covenants that, among other things, require PPI to meet certain financial goals. PPI was not in compliance with those covenants at

March 31, 1998. However, the Bank has agreed to waive the covenant violation at March 31, 1998 and reset future covenant requirements. PPI had approximately $7.5 million available on the operating line of credit at March 31, 1998.

Acquisitions
PPI is currently involved in acquisition discussions with various medical clinics. Management believes the existing line of credit of $15.0 million, with availability of $7.5 million as of March 31, 1998, is adequate to fund these acquisitions. Management continues to evaluate various alternatives to finance potential acquisitions that may exceed the existing available funding. Such alternatives include but are not limited to, traditional commercial bank debt, private debt, private equity, public equity and public debt. The availability and timing of these alternatives depend on market and other conditions and the acceptability of the terms of such financing alternatives to PPI.

                                     PART II


ITEM1:  LEGAL PROCEEDINGS
None.


ITEM 2: CHANGES IN SECURITIES
None.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.


ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


ITEM 5: OTHER INFORMATION
None.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

           27   Financial Data Schedule

        (b) Reports on Form 8-K None.

                            PHYSICIAN PARTNERS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned there onto duly authorized.


                                           PHYSICIAN PARTNERS, INC.
                                                  (Registrant)

Date:   May 15, 1998                       By:    /s/ David Goldberg
                                                  ------------------------------
                                                  David Goldberg,
                                                  President and Chief Executive
                                                  Officer


Date:   May 15, 1998                       By:    /s/ Tim E. Dupell
                                                  ------------------------------
                                                  Tim E. Dupell,
                                                  Chief Financial Officer,
                                                  Senior Vice President