Form 10-Q
period 1998-06-30
PHYSICIAN PARTNERS INC
filed 1998-08-14
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


                         COMMISSION FILE NO.: 333-15595

                            PHYSICIAN PARTNERS, INC.

--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  DELAWARE                                    93-1217068
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)


111 SW COLUMBIA STREET, SUITE 725
PORTLAND, OREGON                                                97201
----------------------------------------                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (503) 224-2249

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of August 14, 1998, 6,459,196 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding.

                            PHYSICIAN PARTNERS, INC.

                                 BALANCE SHEETS

              AS OF JUNE 30, 1998 (Unaudited) AND DECEMBER 31, 1997
                (All dollar amounts are expressed in thousands)

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        1998            1997
                                                                                      --------        --------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $  3,673        $  1,761
Restricted investments                                                                     250             250
Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $11,227 and $10,591 at June 30, 1998 and December
  31, 1997, respectively                                                                17,948          17,094
Healthcare and other receivables                                                         5,411           5,702
Inventories of drugs and supplies                                                          497             408
Prepaid expenses and deposits                                                              970           1,405
                                                                                      --------        --------
          Total current assets                                                          28,749          26,620

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $26,860 and $25,063 at June 30, 1998 and December 31, 1997, respectively
                                                                                        42,394          42,992
OTHER ASSETS:
Receivables from New PCs, net of allowance of $1,000                                     3,606           2,979
Investment in affiliates                                                                 1,253           1,003
Other                                                                                      229             237
                                                                                      --------        --------
          Total assets                                                                $ 76,231        $ 73,831
                                                                                      ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit                                                                        $  6,863        $  5,460
Current portion of long-term debt and capital and direct financing lease
  obligations                                                                            1,060           1,112
Drafts payable                                                                             316           3,026
Accounts payable and accrued expenses                                                    4,241           4,001
Accrued healthcare costs                                                                 6,301           6,565
Accrued compensation and related expenses                                                8,532           5,079
Deferred revenue                                                                           418             488
                                                                                      --------        --------
          Total current liabilities                                                     27,731          25,731

DIVIDENDS PAYABLE                                                                        1,310             635
LONG-TERM DEBT, net of current portion                                                   7,880           8,177
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current portion                  17,675          17,841
DEFERRED COMPENSATION AND OTHER                                                          4,420           4,899
REDEEMABLE PREFERRED STOCK AND RELATED WARRANT                                          21,116          17,910
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock:
Class A - Voting; $0.01 par value; 20,000,000 shares authorized; 6,459,196 and
  6,435,696 shares issued and outstanding at June 30, 1998 and December 31,
  1997, respectively                                                                        65              64
Treasury stock, at cost                                                                   (748)           (748)
Additional paid in capital                                                               9,646           9,626
Accumulated deficit                                                                    (11,387)         (8,661)
Notes receivable from stockholders                                                        (683)           (736)
Unamortized value of restricted stock awards                                              (794)           (907)
                                                                                      --------        --------
          Total stockholders' equity (deficit)                                          (3,901)         (1,362)
                                                                                      --------        --------
          Total liabilities and stockholders' equity (deficit)                        $ 76,231        $ 73,831
                                                                                      ========        ========



      The accompanying notes are an integral part of these balance sheets.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (All dollar amounts are expressed in thousands,
                       except earnings per share amounts)

                                   (Unaudited)

                                                             Three months ended June 30,           Six months ended June 30,
                                                               1998              1997               1998                1997
                                                             --------           --------           --------           --------
REVENUES:
Reimbursement of manager's expenses                          $ 29,847           $ 28,540           $ 58,312           $ 45,914
Management fee                                                  2,029              1,627              3,908              2,713
                                                             --------           --------           --------           --------
Net revenues                                                   31,876             30,167             62,220             48,627

OPERATING EXPENSES:
Clinic salaries, wages and benefits                            12,258             11,868             24,292             19,485
Purchased medical services                                      6,035              5,738             11,809              9,043
Medical and office supplies                                     4,978              4,176              9,496              6,671
General and administrative expenses                             3,455              3,589              6,525              5,596
Lease and rent expense                                            982                913              1,935              1,550
Depreciation and amortization                                   1,250              1,175              2,546              1,937
Corporate costs                                                 1,719                738              2,800                966
                                                             --------           --------           --------           --------

Total operating expenses                                       30,677             28,197             59,403             45,248
                                                             --------           --------           --------           --------

Operating income                                                1,199              1,970              2,817              3,379

OTHER INCOME (EXPENSE):
Reorganization costs                                               --               (132)                --               (676)
Interest income                                                    53                 73                121                128
Interest expense                                                 (915)            (1,154)            (1,783)            (1,760)
                                                             --------           --------           --------           --------

Net income before provision for income taxes                      337                757              1,155              1,071
                                                             --------           --------           --------           --------

PROVISION FOR INCOME TAXES                                         --                 --                 --                 --
                                                             --------           --------           --------           --------

NET INCOME                                                        337                757              1,155              1,071

ACCRETION FOR PREFERRED STOCK                                   1,603                 --              3,206                 --

PREFERRED STOCK DIVIDENDS                                         337                 --                675                 --
                                                             --------           --------           --------           --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $ (1,603)          $    757           $ (2,726)          $  1,071
                                                             ========           ========           ========           ========

EARNINGS (LOSS) PER SHARE - Basic                            $  (0.25)          $   0.12           $  (0.42)          $   0.20
                                                             ========           ========           ========           ========
EARNINGS (LOSS) PER SHARE - Diluted                          $  (0.25)          $   0.12           $  (0.42)          $   0.20
                                                             ========           ========           ========           ========


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF CASH FLOWS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                                 Three months ended June 30,    Six months ended June 30,
                                                                      1998          1997           1998           1997
                                                                    -------        -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $   337        $   757        $ 1,155        $ 1,071
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                       1,386          1,175          2,682          1,937
  Loss on disposal of property, plant and equipment                      30             --             38             --
  Changes in operating assets and liabilities (excluding assets and liabilities assumed by Physician Partners, Inc):
       Patient accounts receivable, net                                 (37)           794           (854)           822
       Healthcare and other receivables                                 809            897            291             28
       Inventories of drugs and supplies                                (26)           139            (89)             7
       Prepaid expenses and deposits                                    585           (236)           435           (175)
       Receivables from New PCs, net                                     48           (976)          (627)        (1,513)
       Investment in affiliates                                         (76)          (148)          (250)          (262)
       Other assets                                                     (14)           234              8             83
       Drafts payable                                                (2,109)           228         (2,710)          (103)
       Accounts payable and accrued expenses                            928            276            240           (300)
       Accrued healthcare costs                                         956           (438)          (264)          (184)
       Accrued compensation and related expenses                      1,509            353          3,453            891
       Deferred revenue                                                 (70)            49            (70)            49
       Deferred compensation and other long term liabilities           (767)          (434)          (479)          (624)
                                                                    -------        -------        -------        -------
           Net cash provided by operations                            3,489          2,670          2,959          1,727

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (996)          (635)        (2,009)          (797)
                                                                    -------        -------        -------        -------
           Net cash used in investing activities                       (996)          (635)        (2,009)          (797)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) on line of credit                            (659)        (1,135)         1,403           (685)
  Principal payments on long-term debt and capital and
    direct financing lease obligations                                 (175)          (880)          (515)        (1,270)
  Issuance of common stock                                               21             --             21             --
  Proceeds from repayments of notes receivable from                      26             36             53             55
    stockholders
  Reorganization costs funded by New PCs                                 --             --             --            342
  Cash assigned to Physician Partners, Inc. in merger                    --             --             --          1,358
  Purchase of treasury stock                                             --           (368)            --           (368)
                                                                    -------        -------        -------        -------
           Net cash provided by (used in) financing activities         (787)        (2,347)           962           (568)
                                                                    -------        -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,706           (312)         1,912            362

CASH AND CASH EQUIVALENTS, beginning of period                        1,967            678          1,761              4
                                                                   --------        -------        -------        -------
CASH AND CASH EQUIVALENTS, end of period                            $ 3,673        $   366        $ 3,673        $   366
                                                                    =======        =======        =======        =======



        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                Three months ended June 30,    Six months ended June 30,
                                                    1998         1997              1998          1997
                                                   -------      -------           ------        ------
Cash paid for interest                             $1,013       $1,030             $1,880       $1,825
Cash paid for income taxes                            160           --                160           --



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                Three months ended June 30,    Six months ended June 30,
                                                   1998         1997               1998          1997
                                                  -------      -------            ------        ------
Accretion for preferred stock                      $1,603           --             $3,206           --
Preferred stock dividends                             337           --                675           --


On February 1, 1997, as a result of the merger, PPI succeeded to the assets and liabilities of the Old PCs. The book value of the Old PCs assets and liabilities, including $1,358 of cash, at January 31, 1997 are presented below:

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

                            PHYSICIAN PARTNERS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                            Class A                            Unamortized       Notes
                                                      Treasury     Additional    Value of     Receivable
                                     Number           Stock, at     Paid in     Restricted       From        Accumulated
                                   of Shares  Amount    Cost        Capital    Stock Awards   Stockholders     Deficit        Total
                                  --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997        6,435,696   $  64    $ (748)    $ 9,626    $    (907)         $(736)      $  (8,661)    $  (1,362)
Issuance of common stock             23,500       1        --          20           --             --              --            21
Preferred stock dividends                --      --        --          --           --             --            (675)         (675)
Accretion on preferred stock             --      --        --          --           --             --          (3,206)       (3,206)
Amortization of stock awards             --      --        --          --          113             --              --           113
Repayment of  stock subscription         --      --        --          --           --             53              --            53
Net income                               --      --        --          --           --             --           1,155         1,155
                                  --------------------------------------------------------------------------------------------------
BALANCE, June 30, 1998            6,459,196   $  65    $ (748)     $9,646    $    (794)        $(683)       $ (11,387)    $  (3,901)
                                  ==================================================================================================




        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1998
                 (All dollar amounts are expressed in thousands,
                       except earnings per share amounts)



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

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in PPI's filing under Form 10-K for the year ended December 31, 1997.

Certain prior year amounts have been reclassified to conform with the current year presentation.


2.    NET REVENUES:

The following represents amounts included in the determination of net revenue for the six months ended June 30, 1998:

                                           Corvallis         HealthFirst            Medford         Combined
Net Clinic Revenue                           $23,224             $34,461            $25,051          $82,736
Less:  Manager's Expenses                     16,279              24,322             17,711           58,312
                                             -------             -------            -------          -------
Adjusted Revenue                               6,945              10,139              7,340           24,424
                                               X 16%               X 16%              X 16%            X 16%
                                             -------             -------            -------          -------
Management Fee                                $1,111              $1,622             $1,175            3,908
Reimbursement of Manager's Expenses          =======             =======            =======           58,312
                                                                                                     -------
PPI Net Revenue                                                                                      $62,220
                                                                                                     =======

3.   INCOME TAXES:

During the three and six months ended June 30, 1998, PPI reversed a portion of the valuation reserve against the deferred tax assets. Therefore, the current period tax provision will be offset by a tax benefit recognized upon the reversal of the valuation allowance resulting in no net tax provision being reflected in the accompanying statements of operations.

4.   EARNINGS PER SHARE:

Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. SFAS 128 prescribes new calculations for Basic and Diluted Earnings Per Share
(EPS), which replaces the former calculations for Primary and Fully Diluted EPS. Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. Diluted EPS is calculated differently than the fully diluted EPS calculation under the old rules. When applying the treasury stock method for diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price. EPS is computed as follows:


                                                            Three months ended June 30,       Six months ended June 30,
                                                                1998            1997            1998              1997
                                                             ---------        ---------       ---------        ----------
EARNINGS:
Net income (loss) applicable to common stockholders          $  (1,603)       $     757       $  (2,726)       $    1,071
                                                             =========        =========       =========        ==========

SHARES:
     Weighted average shares outstanding for basic EPS       6,454,839        6,473,961       6,448,260         5,417,967
     Stock option and warrant dilution (1)                          --               --              --                --
                                                             =========        =========       =========        ==========
     Weighted average shares for diluted EPS                 6,454,839        6,473,961       6,448,260         5,417,967
                                                             =========        =========       =========        ==========

Basic EPS                                                    $   (0.25)       $    0.12       $   (0.42)       $     0.20
                                                             =========        =========       =========        ==========

Diluted EPS                                                  $   (0.25)       $    0.12       $   (0.42)       $     0.20
                                                             =========        =========       =========        ==========


(1) The effect of potential common stock equivalents is excluded from the dilutive calculation for the three and six month periods ended June 30,1998 as its effect would be antidilutive. In 1997, there were no significant common stock equivalents.


5.  PREFERRED REDEEMABLE STOCK AND RELATED WARRANT:

In July 1997, PPI and First Union Capital Partners, Inc. (First Union) entered into the Preferred Stock and Warrant Purchase Agreement (Purchase Agreement). Pursuant to the Purchase Agreement, First Union purchased from PPI, for a total purchase price of $15,000 (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI (Preferred Shares) and (ii) a Common Stock Purchase Warrant (the Warrant) to purchase up to 1,799,893 shares (Warrant Shares) of Class B Common Stock of PPI. The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 687,919 shares if the Preferred Shares are redeemed in full by June 30,1998, to 942,784 if redeemed in full by June 30, 1999, and to 1,212,228 if redeemed in full by June 30, 2000.

The Warrant was valued at $6,115 as of July 1997. The value was based on probability factors assigned to the various share amounts which may be issued and the fair market value per share. The Company believes that the current value of the Warrant may be less than the book value and may revalue the Warrant at a future date. The Preferred Stock has been accreted up to its redemption value of $15,000 as of June 30, 1998.

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


OVERVIEW

Physician Partners, Inc. ("PPI" or "Company") is a physician practice management ("PPM") company that manages primary care and multi-specialty clinics in the Pacific Northwest. PPI was incorporated in June 1996 in connection with certain reorganization and merger transactions (the "Transactions") among Medford Clinic, PC ("Old Medford"), HealthFirst Medical Group, PC ("Old HealthFirst"), The Corvallis Clinic, PC ("Old Corvallis" and, together with Old Medford and Old HealthFirst, referred to herein, collectively, as the "Old PCs") and PPI, which Transactions were consummated on February 1, 1997.

The Transactions resulted in a separation of operations of each of the Old PCs between medical professional service activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional service activities were organized into newly formed professional corporations ("New PCs"). Pursuant to the Merger, the physician practice management business, along with substantially all of the assets and liabilities of the Old PCs (including cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments) became the assets and liabilities of PPI. The New PCs are responsible for providing medical services and incur the related costs for provider compensation and benefits. The assets transferred to the New PCs include the employment agreements between each Old PC and its providers, certain provider contracts under which the New PCs will receive fee-for-service compensation and patient medical records.

As an integral part of the Transactions, PPI and each of the New PCs entered into a 40-year management agreement (the "Management Agreement") whereby PPI provides physician practice management services to the New PCs. PPI provides, among other things, management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and a management fee equal to 16% of the amount by which net revenues relating to services provided by the New PCs exceeds Manager's Expenses.

In April 1998, the PPI Board of Directors (the "PPI Board") formed a Special Practice Management Committee ("Special Committee") of the PPI Board to examine the appropriate level of management fee based upon the Company's and the New PCs' financial results in 1997 and 1998 and to make a recommendation to the PPI Board regarding such management fee. The Special Committee examined the financial performance of the Company and the New PCs and concluded that a management fee percentage of 14% (rather than 16%) was appropriate based upon the operations of the New PCs. The Special Committee recommended to the PPI Board a reduction in such management fee from 16% to 14% effective January 1, 1998. In May 1998, the PPI Board voted unanimously to accept the Special Committee's recommendation pending the receipt of consents from First Union Capital Partners, Inc. ("First Union") and U.S. National Bank of Oregon. PPI and First Union have been unable to reach mutually acceptable terms regarding First Union's consent. As a result, the management fee percentage remains at 16% pursuant to the terms of the Management Agreement.

The three New PCs have 24 clinical delivery sites and employ approximately 300 providers. PPI endeavors to facilitate the delivery of high quality healthcare by involving physicians at every level of the organization. To increase revenues, PPI is (1) working with the New PCs to recruit additional physicians,
(2) merge with other physician practices, and (3) aid in the negotiation of managed care contracts.

YEAR 2000

The Year 2000 issue involves a flaw in many electronic data processing systems and electronic devices which prevents them from processing year-date data accurately beyond the year 1999. In 1997, PPI began modifying its systems to process transactions in the year 2000. Spending for such modifications has been, and will be, expensed as incurred and has not had, and will not have, significant impact on the Company's ongoing results of operations. If the Company is unable to complete such modifications in a timely manner, there would likely result in a material adverse impact on the Company's ongoing results of operations.


RESULTS OF OPERATIONS

1998 compared to 1997

The reimbursement of Manager's Expenses increased $1.3 million, or 4.6%, to $29.8 million in the three months ended June 30, 1998 from $28.5 million in the three months ended June 30, 1997. This increase, as well as the increase in operating expenses, is mainly the result of increases in clinic salaries, wages and benefits, purchased medical services and medical and office supplies. The increase in clinic salaries, wages and benefits of $0.4 million, or 3.3%, in the second quarter of 1998 compared to 1997 is mainly the result of standard wage increases. Purchased medical services increased $0.3 million, or 5.2%, in the second quarter 1998 compared to 1997 due primarily to an increase in capitated lives. The increase in medical and office supplies of $0.8 million, or 19.2%, is mainly due to increased usage of oncology drugs and increased pharmacy volumes which are offset by increased fee-for-service revenues in the New PCs. The reimbursement of Manager's Expenses increased $12.4 million, or 27.0%, to $58.3 million in the six months ended June 30, 1998 from $45.9 million in the six months ended June 30, 1997. This increase, as well as the increase in operating expenses, is mostly the result of a six month operating period in 1998 as compared to five months of operating activity in the six months ended June 30, 1997.

The $0.4 million increase to $2.0 million in the second quarter of 1998 and the $1.2 million increase to $3.9 million in the six months ended June 30, 1998 in management fee revenues is due to an increase in the New PCs' revenues partially offset by the increase in Manager's Expenses. In addition, $0.4 million of the increase in the six months ended June 30, 1998 is due to a six month operating period in 1998 as compared to five months of operating activity in 1997.

Corporate costs consist of all salaries, wages and benefits of PPI management, outside professional expenses and other operating expenses of the PPI corporate office. Corporate costs increased $1.0 million to $1.7 million in the second quarter of 1998 from $0.7 million in the second quarter of 1997 and increased $1.8 million to $2.8 million in the six months ended June 30, 1998 from $1.0 million in the six months ended June 30, 1997. $0.8 million of the increase in the three and six months ended June 30, 1998 is due to an increase in the use of outside professional services to assist the Company in the evaluation of its various strategic options. $0.2 million and $0.6 million of the increase in the three and six months ended June 30, 1998, respectively, is due to an increase in the costs of staffing and operating the corporate office (which was not fully staffed until the first quarter of 1998). The growth in corporate personnel has enabled the corporate office to enhance services provided to the New PCs in the areas of finance, managed care contracting, and strategic planning. In addition, $0.2 million of the increase in the six months ended June 30, 1998 relates to the exclusion of annual audit fees from the calculation of Manager's Expenses in 1998 (which fees were included in such calculation in 1997). The Company expects to continue to incur expenses relating to the evaluation of its various strategic options.

Reorganization costs of $0.1 million in the three months ended June 30, 1997 and $0.7 million in the six months ended June 30, 1997 consisted of legal, accounting and printing expenses that were incurred as a result of the Transactions. Reorganization costs will not occur in 1998.

Accretion of preferred stock of $1.6 million and $3.2 million and preferred stock dividends of $0.3 million and $0.7 million in the three and six months ended June 30, 1998, respectively, are the result of the Preferred Stock and Warrant Purchase Agreement entered into with First Union on July 10, 1997. The preferred stock has been accreted up to its redemption value of $15.0 million and accordingly, there will be no additional accretion in the second half of 1998. Dividends will continue at 9% per annum until the preferred stock is redeemed.



PRO FORMA INFORMATION

As previously discussed, the merger of Old PCs with and into PPI became effective February 1, 1997. Substantially all of the assets and liabilities of the clinics were transferred to PPI as a result of the merger. Also, an integral part of the merger is a Management Agreement that calls for PPI to provide physician practice management services to the three New PCs. The actual results reflect only five months of post merger operating activities in the first six months of 1997. The table below summarizes the unaudited pro forma income statement for the six months ended June 30, 1997 as compared to actual financial results for the six months ended June 30, 1998. The pro forma income statement is presented as if the merger had taken place on January 1, 1997.

                Summarized Unaudited Pro Forma Income Statements

                                               For the six months ended June 30,
                                                     1998            1997
                                                   --------        --------
REVENUES:
   Reimbursement of manager's expenses             $ 58,312        $ 54,863
   Management fee                                     3,908           3,156
                                                   --------        --------
     Net revenue                                     62,220          58,019

OPERATING EXPENSES:
   Clinic salaries, wages and benefits               24,292          23,487
   Purchased medical services                        11,809          10,619
   Medical and office supplies                        9,496           8,134
   General and administrative expenses                6,525           6,540
   Lease and rent expense                             1,935           1,849
   Depreciation and amortization                      2,546           2,328
   Corporate costs                                    2,800           1,057
                                                   --------        --------
     Total operating expenses                        59,403          54,014

     Operating income                                 2,817           4,005

Other income (expenses)                              (1,662)         (1,906)

Net income before provision for income taxes          1,155           2,099
Provision for income taxes                               --              --
                                                   --------        --------
Net income                                         $  1,155        $  2,099
                                                   ========        ========


The pro forma income statement for the six months ended June 30, 1997 has been prepared based on the historical financial statements of the Old PCs. The pro forma income statement reflects the following adjustments:

a. Elimination of net revenues of the Old PCs from providing medical services as revenues were retained by the New PCs for the six months ended June 30, 1997.

b. Elimination of historic costs for provider compensation and benefits as such costs are the responsibility of the New PCs for the six months ended June 30, 1997.

c. Addition of the revenues to be earned by PPI under the terms of the Management Agreement for the six months ended June 30, 1997.

d. PPI's corporate overhead costs in 1997 were adjusted to include the costs incurred in January 1997.

e.   Elimination of nonrecurring costs related to the Transactions.


The pro forma income statement may not be indicative of actual results if the Transactions had occurred on the dates indicated or which may be realized in the future.

PRO FORMA RESULTS:

The $3.4 million increase in the reimbursement of Manager's Expenses to $58.3 million in the six months ended June 30, 1998 from $54.9 million in 1997 is mainly the result of increases in salaries, wages and benefits, medical and office supplies and purchased medical services. The $0.8 million, or 3.4% increase in salaries, wages and benefits is due to general wage increases. Purchased medical services increased $1.2 million, or 11.2%, to $11.8 million in the six months ended June 30, 1998 from $10.6 million in the comparable period in 1997. This growth is primarily the result of an increase in capitated lives in the various managed care plans. The $1.4 million increase in medical and office supplies to $9.5 million in the six months ended June 30, 1998 from $8.1 million in 1997 is attributable to increased pharmacy sales and higher usage of oncology drugs.

Corporate costs consist of all salaries, wages and benefits of PPI management, outside professional expenses, and other operating expenses of the PPI corporate office. Corporate costs increased $1.7 million to $2.8 million in the six months ended June 30, 1998 from $1.1 million in the six months ended June 30, 1997. $0.8 million of the increase is due the use of outside professional services to assist the Company in the evaluation of its various strategic options. $0.5 million of the increase is due to an increase in the costs of staffing and operating the corporate office (which was not fully staffed until the first quarter of 1998). The growth in corporate personnel has enabled the corporate office to enhance services provided to the New PCs in the areas of finance, managed care contracting, and strategic planning. The Company expects to continue to incur expenses relating to the evaluation of its various strategic options.

The $0.7 million increase in management fee revenue to $3.9 million for the six months ended June 30, 1998 compared to $3.2 million in 1997 is due to an increase in the New PCs revenues partially offset by the increase in Manager's Expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Working capital increased slightly from $0.9 million at December 31, 1997 to $1.0 million at June 30, 1998. Cash flows from operations provided $3.5 million and $3.0 million in the three and six month periods ended June 30, 1998, respectively, as compared to $2.7 million and $1.7 million in the three and six month periods ended June 30, 1997. The cash provided in the six months ended June 30, 1998 is mainly due to an increase in accrued compensation, partially offset by the decrease in drafts payable.

At June 30, 1998, PPI had approximately $3.7 million in cash and cash equivalents and $8.1 million available under its operating line of credit with U.S. National Bank of Oregon. PPI believes that the cash and cash equivalents, combined with the line of credit and cash flows from operations, are sufficient to meet PPI's planned capital expenditures and working capital needs for at least the next 12 months.

Capital Expenditures

Capital expenditures in the three and six month periods ended June 30, 1998 were $1.0 million and $2.0 million, respectively. Capital expenditures during 1998 consist mainly of purchases of medical and office equipment and information systems.

Line of Credit

At June 30, 1998, $6.9 million was outstanding under the line of credit with an effective interest rate of 8.5%. PPI, at its discretion, may make borrowings at prime rate or in $0.5 million increments at LIBOR plus LIBOR margin. The line of credit has an annual commitment fee on the unused portion of .375%. The line of credit contains certain covenants that, among other things, require PPI to meet certain financial goals. PPI was in compliance with those covenants at June 30, 1998. PPI had approximately $8.1 million available on the operating line of credit at June 30, 1998.

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


                                       PHYSICIAN PARTNERS, INC.
                                             (Registrant)

Date:    August 14, 1998                     By: /s/ David Goldberg
                                                 -------------------------------
                                                 David Goldberg,
                                                 President and Chief Executive
                                                 Officer

Date:    August 14, 1998                     By: /s/ Tim E. Dupell
                                                 -------------------------------
                                                 Tim E. Dupell,
                                                 Chief Financial Officer,
                                                 Senior Vice President