Form 10-Q
period 1998-09-30
PHYSICIAN PARTNERS INC
filed 1998-11-13
CIK 1026019

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


                         COMMISSION FILE NO.: 333-15595

                            PHYSICIAN PARTNERS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         93-1217068
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)


111 SW COLUMBIA STREET, SUITE 725
PORTLAND, OREGON                                                 97201
---------------------------------------------           ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (503) 224-2249
                                                      ---------------------

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


As of November 13, 1998, 6,474,196 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding.

                            PHYSICIAN PARTNERS, INC.

                                 BALANCE SHEETS

           AS OF SEPTEMBER 30, 1998 (Unaudited) AND DECEMBER 31, 1997
                 (All dollar amounts are expressed in thousands)


                                                                                         SEPTEMBER 30,       DECEMBER 31,
                              ASSETS                                                         1998               1997
                                                                                         -------------      -------------

CURRENT ASSETS:
Cash and cash equivalents                                                                $       4,178      $       1,761

Restricted investments                                                                             250                250
Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of  $12,005 and $10,591 at
  September 30, 1998 and December 31, 1997, respectively                                        17,543             17,094
Healthcare and other receivables                                                                 2,478              5,702
Inventories of drugs and supplies                                                                  550                408
Prepaid expenses, deposits, and other current assets                                             1,493              1,405
                                                                                         -------------      -------------
         Total current assets                                                                   26,492             26,620

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $27,392 and $25,063 at September 30, 1998  and December 31, 1997,
   respectively                                                                                 42,014             42,992
OTHER ASSETS:
Receivables from Clinics, net of allowance of $1,000                                             4,431              2,979
Investment in affiliates                                                                         1,318              1,003
Other                                                                                              218                237
                                                                                         -------------      -------------
         Total assets                                                                    $      74,473      $      73,831
                                                                                         =============      =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit                                                                           $       5,410      $       5,460
Current portion of long-term debt and capital and direct financing lease
    obligations                                                                                  1,059              1,112
Drafts payable                                                                                     906              3,026
Accounts payable and accrued expenses                                                            3,768              4,001
Accrued healthcare costs                                                                         6,684              6,565
Accrued compensation and related expenses                                                        8,102              5,079
Deferred revenue                                                                                   174                488
                                                                                         -------------      -------------
         Total current liabilities                                                              26,103             25,731

DIVIDENDS PAYABLE                                                                                1,647                635
LONG-TERM DEBT, net of current portion                                                           7,615              8,177
CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of current portion                          17,580             17,841
DEFERRED COMPENSATION AND OTHER                                                                  4,427              4,899
REDEEMABLE PREFERRED STOCK AND RELATED WARRANT                                                  17,000             17,910
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock:
Class A - Voting; $0.01 par value; 20,000,000 shares authorized; 6,474,196 and
  6,435,696 shares issued and outstanding at September 30, 1998
  and December 31, 1997, respectively                                                               65                 64
Class B  - Voting; $0.01 par value; 30,000,000 shares authorized; no shares
  issued or outstanding                                                                             --                 --
Treasury stock, at cost                                                                           (748)              (748)
Additional paid in capital                                                                       9,646              9,626
Accumulated deficit                                                                             (7,472)            (8,661)
Notes receivable from stockholders                                                                (653)              (736)
Unamortized value of restricted stock awards                                                      (737)              (907)
                                                                                         -------------      -------------
         Total stockholders' equity (deficit)                                                      101             (1,362)
                                                                                         -------------      -------------
         Total liabilities and stockholders' equity (deficit)                            $      74,473      $      73,831
                                                                                         =============      =============


      The accompanying notes are an integral part of these balance sheets.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (All dollar amounts are expressed in thousands, except earnings (loss) per share amounts)

                                   (Unaudited)

                                                          Three months ended                      Nine months ended
                                                              September 30,                         September 30,
                                                         1998               1997               1998               1997
                                                      ----------         ----------         ----------         ----------

REVENUES:
Reimbursement of manager's expenses                   $   29,791         $   27,820         $   88,103         $   73,731
Management fee                                             1,850              1,567              5,758              4,280
                                                      ----------         ----------         ----------         ----------
Net revenues                                              31,641             29,387             93,861             78,011

OPERATING EXPENSES:
Clinic salaries, wages and benefits                       12,126             11,495             36,418             30,981
Purchased medical services                                 6,193              5,545             18,002             14,587
Medical and office supplies                                4,999              4,668             14,495             11,340
General and administrative expenses                        3,287              3,058              9,812              8,654
Lease and rent expense                                     1,104                945              3,039              2,494
Depreciation and amortization                              1,260              1,188              3,806              3,123
Corporate costs                                            1,755                819              4,555              1,784
                                                      ----------         ----------         ----------         ----------

Total operating expenses                                  30,724             27,718             90,127             72,963
                                                      ----------         ----------         ----------         ----------

Operating income                                             917              1,669              3,734              5,048

OTHER INCOME (EXPENSE):
Reorganization costs                                        --                  (42)              --                 (719)
Revaluation of redeemable preferred stock
 warrant                                                   4,116               --                4,116               --
Interest and other income                                    107                198                228                198
Interest expense                                            (888)              (921)            (2,671)            (2,552)
                                                      ----------         ----------         ----------         ----------

Income before provision for income taxes                   4,252                904              5,407              1,975
                                                      ----------         ----------         ----------         ----------

PROVISION FOR INCOME TAXES                                  --                 --                 --                 --
                                                      ----------         ----------         ----------         ----------

NET INCOME                                                 4,252                904              5,407              1,975

ACCRETION FOR PREFERRED STOCK                               --                   57              3,206                 57

PREFERRED STOCK DIVIDENDS                                    337                298              1,012                298
                                                      ----------         ----------         ----------         ----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS          $    3,915         $      549         $    1,189         $    1,620
                                                      ==========         ==========         ==========         ==========

EARNINGS PER SHARE - Basic                            $     0.61         $     0.09         $     0.18         $     0.28
                                                      ==========         ==========         ==========         ==========
EARNINGS (LOSS) PER SHARE - Diluted                   $    (0.02)        $     0.07         $    (0.36)        $     0.25
                                                      ==========         ==========         ==========         ==========


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                            STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                                             Nine months ended
                                                                                September 30,
                                                                           1998               1997
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $      5,407       $      1,975
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                                 3,999              3,179
Loss on disposal of property, plant and equipment                                48                 --
Revaluation of redeemable preferred stock warrant                            (4,116)                --
Changes in operating assets and liabilities (excluding assets and liabilities assumed by Physician Partners, Inc):
Patient accounts receivable, net                                               (449)               275
Healthcare and other receivables                                              3,224                (99)
Receivables from Clinics, net                                                (1,452)            (3,082)
Inventories of drugs and supplies                                              (142)                15
Prepaid expenses, deposits, and other current assets                            (88)              (457)
Investment in affiliates                                                       (585)              (561)
Other assets                                                                     10                 83
Drafts payable                                                               (2,120)              (332)
Accounts payable and accrued expenses                                          (233)             1,381
Accrued healthcare costs                                                        119               (112)
Deferred revenue                                                               (314)                63
Accrued compensation and related expenses                                     3,023             (1,904)
Deferred compensation and other long term liabilities                          (472)              (637)
                                                                       ------------       ------------
   Net cash provided by (used in) operations                                  5,859               (213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments in affiliates                                         270                100
Purchases of property, plant and equipment                                   (2,890)            (1,833)
                                                                       ------------       ------------
   Net cash used in investing activities                                     (2,620)            (1,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit                                                  (50)            (4,550)
Principal payments on long-term debt and capital and direct
   financing lease obligations                                                 (876)            (7,654)
Issuance of common stock                                                         21               --
Proceeds from repayments of notes receivable from stockholders                   83                211
Reorganization costs funded by Clinics                                           --                342
Proceeds from issuance of preferred stock and warrants                           --             14,705
Cash assigned to Physician Partners, Inc. in merger                              --              1,358
Purchase of treasury stock                                                       --               (600)
                                                                       ------------       ------------
   Net cash provided by (used in) financing activities                         (822)             3,812

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,417              1,866
CASH AND CASH EQUIVALENTS, beginning of period                                1,761                  4
                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                               $      4,178       $      1,870
                                                                       ============       ============


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                            Nine months ended
                                                              September 30,
                                                           1998            1997
                                                        ---------       ---------


SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:

Cash paid for interest                                  $   2,875       $   2,743
Cash paid for income taxes                                    585              --



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion for preferred stock                           $   3,206       $      57
Preferred stock dividends                                   1,012             298


On February 1, 1997, as a result of the merger, PPI succeeded to the assets and liabilities of the Old PCs. The book value of the Old PCs' assets and liabilities, including $1,358 of cash, at January 31, 1997 are presented below:

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

                            PHYSICIAN PARTNERS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                (All dollar amounts are expressed in thousands)

                                   (Unaudited)



                                                Class A                                                         Unamortized
                                                                          Treasury            Additional         Value of
                                     Number                               Stock, at            Paid in          Restricted
                                    of Shares           Amount              Cost               Capital         Stock Awards
                                  ------------       ------------       ------------        ------------       ------------

BALANCE,
   December 31, 1997                 6,435,696       $         64       $       (748)       $      9,626       $       (907)
Issuance of common stock                38,500                  1               --                    20               --
Preferred stock                           --                 --                 --                  --                 --
   dividends
Accretion on preferred                    --                 --                 --                  --                 --
   stock
Amortization of                           --                 --                 --                  --                  170
   stock awards
Repayment of stock
   subscription                           --                 --                 --                  --                 --
Net income                                --                 --                 --                  --                 --
                                  ============       ============       ============        ============       ============
BALANCE,
   September 30, 1998                6,474,196       $         65       $       (748)       $      9,646       $       (737)
                                  ============       ============       ============        ============       ============


                                    Notes
                                  Receivable
                                     From
                                    Stock-            Accumulated
                                   holders              Deficit              Total
                                 ------------        ------------        ------------

BALANCE,
   December 31, 1997             $       (736)       $     (8,661)       $     (1,362)
Issuance of common stock                 --                  --                    21
Preferred stock                          --                (1,012)             (1,012)
   dividends
Accretion on preferred                   --                (3,206)             (3,206)
   stock
Amortization of                          --                  --                   170
   stock awards
Repayment of stock
   subscription                            83                --                    83
Net income                               --                 5,407               5,407
                                 ============        ============        ============
BALANCE,
   September 30, 1998            $       (653)       $     (7,472)       $        101
                                 ============        ============        ============


        The accompanying notes are an integral part of these statements.

                            PHYSICIAN PARTNERS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
    (All dollar amounts are expressed in thousands, except earnings per share amounts)



1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of Physician Partners, Inc. ("PPI"), the unaudited interim financial statements contained in this report reflect all adjustments which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in PPI's filing under Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   NET REVENUES:

The following represents amounts included in the determination of net revenue for the nine months ended September 30, 1998:

                                          Corvallis     HealthFirst         Medford      Combined
                                          ---------     -----------         -------      --------
Net Clinic Revenue                          $34,829         $51,764         $37,498      $124,091
Less:  Manager's Expenses                    24,653          36,651          26,799        88,103
                                            -------         -------         -------      --------
Adjusted Revenue                             10,176          15,113          10,699        35,988
                                              X 16%           X 16%           X 16%         X 16%
                                            -------         -------         -------      --------
Management Fee                              $ 1,628         $ 2,418         $ 1,712         5,758
Reimbursement of Manager's
  Expenses                                                                                 88,103
                                                                                         --------
PPI Net Revenue                                                                          $ 93,861
                                                                                         ========

3.  INCOME TAXES:

During the three and nine months ended September 30, 1998, PPI reversed a portion of the valuation reserve against the deferred tax assets. Therefore, the current period tax provision will be offset by a tax benefit recognized upon the reversal of the valuation allowance resulting in no net tax provision being reflected in the accompanying statements of operations.

4.  EARNINGS PER SHARE:

Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. Under the new requirements, the Company reports basic and diluted earnings per share ("EPS"). The computation of diluted EPS includes the effect of stock options and warrants, if such effect is dilutive:


                                                              Three months ended                          Nine months ended
                                                                 September 30,                              September 30,
                                                          1998                  1997                 1998                  1997
                                                      ------------          ------------         ------------          ------------
EARNINGS:
   Net income applicable to common
    stockholders                                      $      3,915          $        549         $      1,189          $      1,620
   Revaluation of redeemable preferred stock
    warrant                                                 (4,116)                 --                 (4,116)                   --
                                                      ------------          ------------         ------------          ------------
   Net income (loss) attributable to diluted
    EPS                                               $       (201)         $        549         $     (2,927)         $      1,620
                                                      ============          ============         ============          ============

SHARES:
    Weighted average shares outstanding for
     basic EPS                                           6,464,087             6,434,541            6,453,593             5,730,575
    Stock option and warrant dilution                    1,781,894             1,768,456            1,781,894               677,389
                                                      ------------          ------------         ------------          ------------
    Weighted average shares outstanding for
     diluted EPS                                         8,245,981             8,202,997            8,235,487             6,407,964
                                                      ============          ============         ============          ============

Basic EPS                                             $       0.61          $       0.09         $       0.18          $       0.28
                                                      ============          ============         ============          ============

Diluted EPS                                           $      (0.02)         $       0.07         $      (0.36)         $       0.25
                                                      ============          ============         ============          ============


The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) was 1,680,747 for the three and nine months ended September 30, 1998.

5.  PREFERRED REDEEMABLE STOCK AND RELATED WARRANT:

In July 1997, PPI and First Union Capital Partners, Inc. ("First Union") entered into the Preferred Stock and Warrant Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, First Union purchased from PPI, for a total purchase price of $15,000 (i) 15,000 shares of Series B Cumulative Redeemable Preferred Stock of PPI ("Preferred Shares") and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase up to 1,799,893 shares ("Warrant Shares") of Class B Common Stock of PPI. The number of Warrant Shares that First Union may purchase under the Warrant may be reduced to 942,784 if the Preferred Shares are redeemed in full by June 30, 1999, and to 1,212,228 if redeemed in full by June 30, 2000.

The Preferred Stock has been accreted up to its redemption value of $15,000 as of June 30, 1998. The Warrant was originally valued at $6,116 as of July 1997. The value was based on probability factors assigned to the various share amounts which may be issued, and the fair market value per share as of July 1997. Due to several factors, including the significant decrease in stock values of physician practice management companies, PPI management has determined that the estimated fair market value of the Warrant is $2,000 as of September 30, 1998. In accordance with EITF 96-13, the reduction in the Warrant value of $4,116 has been recorded in the accompanying statements of operations. The valuation of the Warrant will continue to be assessed and any change in the estimated fair market value of the Warrant will be adjusted through the statement of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 Issue. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of factors described in the Company's periodic filings with the SEC, on Forms 10-K, 10-Q, and 8-K (if any), and any amendments thereto.


OVERVIEW AND SIGNIFICANT EVENTS

Physician Partners, Inc. ("PPI" or "Company") is a physician practice management ("PPM") company that manages primary care and multi-specialty clinics in the Pacific Northwest. PPI was incorporated in June 1996 and in February 1997 began managing the operations of three clinics --Medford Clinic, PC ("Medford"), The Corvallis Clinic, PC ("Corvallis") and HealthFirst Medical Group, PC ("HealthFirst" and, together with Medford and Corvallis, the "Clinics").

PPI and each of the Clinics have entered into 40-year management agreements (the "Management Agreement") whereby PPI provides physician practice management services to the Clinics. PPI provides, among other things, management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and a management fee equal to 16% of the amount by which net revenues of a Clinic exceeds Manager's Expenses.

The three Clinics have 24 clinical delivery sites and employ approximately 300 providers. PPI endeavors to facilitate the delivery of high quality healthcare by involving physicians at every level of the organization. To increase revenues, PPI is working with the Clinics to (i) recruit additional physicians,
(ii) add new ancillary services, and (iii) negotiate more favorable managed care contracts.

During the third quarter of 1998, PPI received an offer from HealthFirst to purchase the assets used by PPI in managing HealthFirst and to terminate the Management Agreement. PPI and HealthFirst have engaged in preliminary discussions with respect to terms of such proposed purchase and termination. If the Management Agreement with HealthFirst were to be terminated, future management fee revenues of PPI would decrease by approximately 40%.

RESULTS OF OPERATIONS

1998 compared to 1997
The reimbursement of Manager's Expenses increased $2.0 million, or 7.1%, to $29.8 million in the three months ended September 30, 1998 from $27.8 million in the three months ended September 30, 1997. This increase, as well as the increase in operating expenses, is mainly the result of increases in clinic salaries, wages and benefits, purchased medical services and medical and office supplies. The increase in clinic salaries, wages and benefits of $0.6 million, or 5.5%, in the third quarter of 1998 compared to 1997 is mainly the result of standard wage increases. Purchased medical services increased $0.6 million, or 11.7%, in the third quarter of 1998 compared to 1997 due primarily to higher utilization. The increase in medical and office supplies of $0.3 million, or 7.1%, is mainly due to increased usage of oncology drugs and increased pharmacy volumes which are partially offset by increased Fee-for-Service Revenues of the Clinics. The reimbursement of Manager's Expenses increased $14.4 million, or 19.5%, to $88.1 million in the nine months ended September 30, 1998 from $73.7 million in the nine months ended September 30, 1997. This increase, as well as the increase in operating expenses, is due to the factors discussed above and the result of a nine month operating period in 1998 as compared to eight months of operating activity in the nine months ended September 30, 1997.

Management fee revenues increased $0.3 million to $1.9 million in the third quarter of 1998 and increased $1.5 million to $5.8 million in the nine months ended September 30, 1998 due to an increase in the Clinics' revenues partially offset by the increase in Manager's Expenses. In addition, $0.4 million of the increase in the nine months ended September 30, 1998 in management fee revenues is due to a nine month operating period in 1998 as compared to eight months of operating activity in 1997.

Corporate costs consist of all salaries, wages and benefits of PPI management, outside professional expenses and other operating expenses of the PPI corporate office. Corporate costs increased $1.0 million to $1.8 million in the third quarter of 1998 from $0.8 million in the third quarter of 1997 and increased $2.8 million to $4.6 million in the nine months ended September 30, 1998 from $1.8 million in the nine months ended September 30, 1997. $0.9 million of the increase in the nine months ended September 30, 1998 is due to the use of outside professional services to assist the Company in the evaluation of its various strategic options. $0.4 million and $1.0 million of the increase in the three and nine months ended September 30, 1998, respectively, are due to an increase in the costs of staffing and operating the corporate office (which was not fully staffed until the first quarter of 1998). The growth in corporate personnel has enabled the corporate office to enhance services provided to the Clinics in the areas of finance, managed care contracting, and strategic planning. Corporate costs include a $0.5 million provision against patient accounts receivable in the three and nine months ended September 30, 1998. The Company expects to continue to incur expenses relating to the evaluation of its various strategic options.

Accretion of preferred stock of $3.2 million in the nine months ended September 30, 1998 and preferred stock dividends of $0.3 million and $1.0 million in the three and nine months ended September 30, 1998, respectively, are the result of the Preferred Stock and Warrant Purchase Agreement entered into with First Union on July 10, 1997. The preferred stock has been accreted up to its redemption value of $15.0 million as of June 30, 1998 and accordingly, there was no additional accretion in the three months ended September 30, 1998. Dividends will continue to accrue at 9% per annum until the preferred stock is redeemed.

Revaluation of redeemable preferred stock warrant of $4.1 million in the three and nine months ended September 30, 1998 relates to the Warrant held by First Union. The Warrant was valued at $6.1 million as of July 1997 and was revalued to $2.0 million as of September 30, 1998 due to various factors, including the recent decline in PPM stock values. (See Note 5 of the Notes to Unaudited Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Working capital decreased slightly from $0.9 million at December 31, 1997 to $0.4 million at September 30, 1998. In the nine months ended September 30, 1998, cash flows from operations provided $5.9 million compared to the use of $0.2 million in the nine months ended September 30, 1997. The cash provided in the nine months ended September 30, 1998 is mainly due to net income, depreciation and amortization, collection of healthcare and other receivables, and an increase in accrued compensation and related expenses, partially offset by the revaluation of redeemable preferred stock warrant, an increase in receivables from Clinics and a decrease in drafts payable.

At September 30, 1998, PPI had approximately $4.2 million in cash and cash equivalents and $9.6 million available under its operating line of credit with U.S. National Bank of Oregon. PPI believes that the cash and cash equivalents, combined with the line of credit and cash flows from operations, are sufficient to meet PPI's planned capital expenditures and working capital needs for at least the next 12 months.

Capital Expenditures
Capital expenditures in the nine months ended September 30, 1998 were $2.9 million. Capital expenditures during 1998 consist mainly of purchases of medical and office equipment and information systems.

Line of Credit
At September 30, 1998, $5.4 million was outstanding under the line of credit with U.S. National Bank of Oregon. PPI, at its discretion, may make borrowings at prime rate (currently 8.0% per annum) or in $0.5 million increments at LIBOR plus a margin. PPI is required to pay an annual commitment fee on the unused portion of the commitment at the rate of .375% per annum. The line of credit contains certain covenants that, among other things, require PPI to meet certain financial goals. PPI was in compliance with all such covenants at September 30, 1998. PPI had approximately $9.6 million available on the operating line of credit at September 30, 1998.


Year 2000
The Year 2000 issue involves a flaw in many electronic data processing systems and electronic devices which prevents them from processing year-date data accurately beyond the 1999 calendar year. The inability to process such data could result in computer system failures or miscalculations of critical financial and operational information.

In 1997, PPI developed its Year 2000 plan and began modifying its information technology systems to process transactions in the year 2000. PPI has identified the systems requiring upgrades and has completed a portion of the upgrades. Testing has been completed on several of the systems and will continue over the next 12 months. The Company relies on several outside vendors and has either received or is planning to receive confirmation of compliance, documented compliance in contracts, or identified an alternative vendor.

The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of the system upgrades will range from approximately $0.6 million to $1.0 million, of which $0.3 million has been incurred. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

The Company's Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 plan. If the Company's renovated or replaced internal information technology systems fail, significant problems including delays may be incurred in billing and collection for services performed by the Clinics. If the computer systems of third parties with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. However, the Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

The Company is developing contingency plans to address the Year 2000 risks with internal information technology systems and with each of the Clinics. The contingency plans focus on two main areas: financial operations (involving billing, collections, financial results, and similar data) and operational equipment (such as medical equipment, phones, and elevators). The contingency plans will also identify alternative vendors, develop manual processing systems, and plan around regional problems (such as power blackout, transportation, and long distance phone problems). The contingency plans are in different stages at each of the Clinics and are anticipated to be completed by mid 1999.

                                     PART II


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


                                      PHYSICIAN PARTNERS, INC.
                                             (Registrant)

Date:   November 13, 1998                    By:/s/ DAVID GOLDBERG
                                                ----------------------------
                                             David Goldberg,
                                             President and Chief Executive
                                             Officer


Date:   November 13, 1998                    By:/s/ TIM E. DUPELL
                                                ----------------------------
                                             Tim E. Dupell,
                                             Chief Financial Officer,
                                             Senior Vice President